Form 10QSB
period 2006-09-30
PENGE CORP
filed 2006-11-17
CIK 1222557

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________


                                   PENGE CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                   000-52180                   71-0895709
         --------                   ---------                   ----------
(State or other jurisdiction    (Commission File No.)         (IRS Employer
     of incorporation)                                       Identification No.)

                             1501 NORTH FAIRGROUNDS
                              MIDLAND, TEXAS 79705
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (423) 683-8800



Check mark whether the issuer (1)filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_].


Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Act):
YES [_] NO [X]

As of September 30, 2006 the issuer had 24,561,740 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                           PENGE CORP AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006

                          PENGE CORP. AND SUBSIDIARIES


                                    CONTENTS

                                                                           PAGE


    --    Unaudited Condensed Consolidated Balance Sheets,
                         September 30, 2006 and June 30, 2006                1

    --    Unaudited Condensed Consolidated Statements of
                         Operations, for the three months ended
                         September 30, 2006 and 2005                         3

    --    Unaudited Condensed Consolidated Statements of
                         Cash Flows, for the three months ended
                         September 30, 2006 and 2005                         4

    --    Notes to Unaudited Condensed Consolidated Financial
                           Statements                                        7


                          PENGE CORP. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              September 30,     June 30,
                                                                 2006            2006
                                                              -----------     -----------
CURRENT ASSETS:
   Cash                                                          $    49,912     $   111,915
   Accounts receivable, net of $8,385 and $6,193 of allowance for doubtful accounts for September 30, 2006 and
      June 30, 2006, respectively                                     38,537          89,062
   Inventories, net                                                2,712,192       2,442,469
   Prepaid expenses                                                    1,498           4,769
                                                                 -----------     -----------
        Total Current Assets                                       2,802,139       2,648,215

PROPERTY, PLANT AND EQUIPMENT, net                                 4,468,240       4,710,650

LAND HELD FOR SALE                                                 1,636,675       1,636,675

OTHER ASSETS:
   Deferred loan costs                                                32,219             229
   Goodwill                                                          150,000         150,000
   Definite-life intangible assets, net                               11,468          13,490

                                                                 -----------     -----------
        Total Other Assets                                           193,687         163,719
                                                                 -----------     -----------
                                                                 $ 9,100,741     $ 9,159,259
                                                                 ===========     ===========

                                        [Continued]




                          PENGE CORP. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                       LIABILITIES & SHAREHOLDERS' EQUITY

                                   (CONTINUED)


                                                              September 30,     June 30,
                                                                 2006            2006
                                                              -----------     -----------
CURRENT LIABILITIES:
   Current portion of notes payable                                1,168,041         940,272
   Current portion of related party notes payable                    455,000         266,863
   Current portion of convertible notes payable                    1,656,602         918,125
   Current portion of related party convertible notes payable        250,000         150,000
   Current Portion of Lease Liability                                 67,439          63,700
   Accounts payable                                                1,231,783       1,320,214
   Related party accounts payable                                    207,900         217,590
   Current derivative liabilities                                     62,076          56,203
   Other accrued liabilities                                         381,082         284,040
                                                                 -----------     -----------
        Total Current Liabilities                                  5,479,923       4,217,007

LONG-TERM DEBT:
   Notes payable, less current portion                             1,562,580       1,500,154
   Related party notes payable, less current portion                 730,627         771,760
   Convertible notes payable, less current portion                   868,873       1,578,156
   Related party convertible notes payable,
   less current portion                                              450,000         550,000
   Long-term capital lease obligations, less current portion         239,077         255,597
   Deferred income                                                    20,786          23,310
                                                                 -----------     -----------
        Total Long-term Debt                                       3,871,943       4,678,977
                                                                 -----------     -----------
                                                                   9,351,866       8,895,984
                                                                 -----------     -----------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value, 10,000,000                           --              --
     shares authorized, no shares issued and outstanding                  --              --
   Common stock, $.001 par value, 50,000,000 shares
     authorized, 24,561,444 and 24,515,730 shares
     issued and outstanding, respectively                             24,562          24,516
   Additional paid-in capital                                      3,669,547       3,637,593
   Accumulated (deficit)                                          (3,945,234)     (3,398,834)
                                                                 -----------     -----------
        Total Stockholders Equity                                   (251,125)        263,275
                                                                 -----------     -----------
                                                                 $ 9,100,741     $ 9,159,259
                                                                 ===========     ===========




                          PENGE CORP. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         For the Three Months
                                                         Ended September 30,
                                                     --------------------------
                                                       2006              2005
                                                     ---------        ---------
NET REVENUES:
  Sales, net                                         $ 301,776        $ 202,783

COST OF GOODS SOLD                                     233,627          183,021
                                                     ---------        ---------

GROSS PROFIT                                            68,149           19,762

OPERATING EXPENSES:
  Salaries, Wages and Related Expenses                 236,112          162,802
  Advertising                                           10,013            1,555
  Other General and Administrative                     123,585           85,091
                                                     ---------        ---------

     Total Operating Expenses                          369,710          249,448

LOSS FROM OPERATIONS                                  (301,561)        (229,686)

OTHER INCOME (EXPENSE):
  Interest income                                           56              140
  Interest expense related party                       (49,568)         (10,313)
  Interest expense                                    (164,251)        (121,728)
  Other income (expense)                               (31,076)          (6,072)
                                                     ---------        ---------

     Total Other (Expense)                            (244,839)        (137,973)
                                                     ---------        ---------
LOSS BEFORE INCOME TAXES                              (546,400)        (367,659)

CURRENT TAX EXPENSE                                         --               --
CURRENT TAX (BENEFIT)                                       --               --
                                                     ---------        ---------
NET LOSS                                             $(546,400)       $(367,659)
                                                     =========        =========
BASIC AND DILUTED LOSS
  PER COMMON SHARE                                   $   (0.02)       $   (0.02)
                                                     =========        =========





                          PENGE CORP. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               For the Three Months
                                                               Ended September 30,
                                                            -----------------------
                                                               2006          2005
                                                            ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $(546,400)    $(367,659)
Adjustments to reconcile net loss to net cash used by
  operating activities:
     Amortization of deferred loan costs                       19,082        20,433
     Change in allowance for bad debts                          2,974           800
     Depreciation and amortization                             49,400       105,892
     Contingent derivative liabilities                          5,871             2
     Changes in assets and liabilities:
       Accounts receivable                                     47,551       113,005
       Inventories                                           (217,506)     (346,419)
       Prepaid expenses                                         3,271       (14,592)
       Refundable deposits                                         --           560
       Accounts payable                                       (88,431)       (6,555)
       Accrued liabilities                                     97,042         5,603
       Customer deposits
                                                            ---------     ---------
          Net Cash Used by Operating Activities              (627,146)     (488,929)
                                                            ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for property and equipment                              --      (483,133)
  Proceeds for property and equipment                         140,293            --
                                                             ---------     ---------
          Net Cash Used by Investing Activities               140,293      (483,133)
                                                             ---------     ---------

                                        [Continued]
                                            4



                               PENGE CORP. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (CONTINUED)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                 342,500       200,000
  Payments on notes payable                                   (13,958)         (437)
  Proceeds from related party notes payable                   100,000       112,982
  Payments on related party notes payable                     (13,624)       (2,669)
  Proceeds from convertible notes payable                          --       290,000
  Payments on convertible notes payable                        (9,287)           --
  Payments on capital lease obligations                       (12,781)           --
  Proceeds from stock subscription receivables                     --       143,277
  Proceeds from issuance of common stock                       32,000         1,500
                                                            ---------     ---------
          Net Cash Provided by Financing Activities           424,850       744,653
                                                            ---------     ---------
INCREASE IN CASH AND EQUIVALENTS                              (62,003)     (277,409)

CASH AND EQUIVALENTS AT THE BEGINNING OF THE PERIOD           111,915       338,291
                                                            ---------     ---------
CASH AND EQUIVALENTS AT THE END OF THE PERIOD               $  49,912     $ 110,882
                                                            =========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                $ 185,474     $ 120,138
    Income Taxes                                            $      --     $      --


                                        [Continued]


                                            5

                          PENGE CORP. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the three months ended September 30, 2006

         During the three months, the Company paid $6,000 towards and a related party assumed $50,000 of a $56,000 notes payable.

For the three months ended September 30, 2005

         During the year, a related party paid $72,169 from the sale of personal property against a note payable of the Company.

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION - Penge Corp., ("Parent") was organized under the laws of the State of Nevada and was reincorporated in Delaware by a Merger on May 17, 1987.

         Penge Corp. ("Penge") was organized under the laws of the State of Nevada on August 6, 2002.

         Major Trees, Inc. ("MT Subsidiary") was organized under the laws of the State of Arizona on December 29, 1993.

         S&S Plant Farms, Inc. ("S&S Subsidiary") was organized under the laws of the State of Texas on February 23, 1995.

         Texas Landscape Center, Inc. ("TLC Subsidiary") was organized under the laws of the State of Texas on September 1, 2005. The subsidiary was organized by the Parent and as such, became a wholly owned subsidiary of the Parent. The financial statements include operations of Texas Landscape Center, Inc from September 1, 2005 through September 30, 2006.

         Parent, Penge, MT Subsidiary, S&S Subsidiary, and TLC Subsidiary ("the Company") grow landscaping and garden plants, flowers, shrubs, trees and other agricultural products for sale to retail nurseries, landscape professionals, and the general public in Southwestern United States. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

         CONSOLIDATION -The financial statements presented reflect the accounts of Parent, Penge, MT Subsidiary, S&S Subsidiary, and TLC Subsidiary; all significant inter-company transactions have been eliminated in consolidation.

         AGRICULTURAL PRODUCTION - The Company accounts for their agricultural activities in accordance with Statement of Position 85-3, "Accounting by Agricultural Producers and Agricultural Cooperatives". All direct and indirect costs of growing crops are either accumulated as inventory or expensed as cost of goods sold. Permanent land development costs are capitalized and not depreciated. Limited-life land development costs and the development costs to bring long-life and intermediate-life plants into production are capitalized and depreciated using the straight-line method over the estimated useful lives of the assets.

         CASH AND CASH EQUIVALENTS - The Company considers all highly-liquid debt investments purchased with an original maturity of three months or less to be cash equivalents. The Company had $0 and $0 in excess of federally insured limits at September 30, 2006 and September 30, 2005, respectively.

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         ACCOUNTS RECEIVABLE - Accounts receivable consist of trade receivables arising in the normal course of business. At September 30, 2006 and June 30, 2006, the Company has an allowance for doubtful accounts of $8,385 and $6,193, respectively, which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company estimates allowances for doubtful accounts based on the aged receivable balances and historical losses. The Company records interest income on delinquent accounts receivable only when payment is received. The Company first applies payments received on delinquent accounts receivable to eliminate the outstanding principal. The Company charges off uncollectible accounts receivable when management estimates no possibility of collecting the related receivable. The Company considers accounts receivable to be past due or delinquent based on contractual terms.

         INVENTORIES - Finished goods inventory is stated at the lower of cost or market using the retail method as the Company has a large quantity of inventory items that have similar costs and markups; the Company does not have any individually significant items. Because the Company's inventory has these characteristics, it is not beneficial to track inventory costs to each individual unit of inventory. Under the retail method, the Company counts and extends their inventory at estimated sales prices, based upon historical sales, which it then multiplies by its cost ratio to determine inventory at cost. The Company's cost ratio is determined by adding the total cost of the beginning inventory and all direct and indirect costs of growing crops divided by the total estimated sales price of ending inventory, based on historical sales, plus sales revenues. Raw material inventory is stated at the lower of market or cost using the first-in first-out (FIFO) method.

         PROPERTY AND EQUIPMENT - Property and equipment are stated at cost or carryover basis. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company periodically reviews their property and equipment for impairment.

         LAND HELD FOR SALE - Land held for sale is recorded at the lower of cost or net realizable value.

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INTANGIBLE ASSETS - The Company accounts for their intangible assets in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 establishes three classifications for intangible assets including definite-life intangible assets, indefinite-life intangible assets and goodwill and requires different accounting treatment and disclosures for each classification. In accordance with SFAS No. 142, the Company periodically reviews their intangible assets for impairment.

         PRODUCT WARRANTY - The Company does not warranty their agricultural products against damage that may occur prior to delivery to the customer. The Company does warrant trees and shrubs sold through the one retail site. At September 30, 2006 and June 30, 2006, the Company has established a reserve for future warranty expense of $1,410 and $0, respectively.

         REVENUE RECOGNITION - The Company's revenue comes primarily from the sale of agricultural products. The Company recognizes revenue from retail sales at the time of retail purchase. The Company recognizes revenue from landscaping and wholesale customers when rights and risk of ownership have passed to the customer, there is persuasive evidence of a sales arrangement, product has been shipped, (delivered to or picked up by the customer), the price and terms are finalized and collection of the resulting receivable is reasonably assured.

         ADVERTISING COSTS - Cost incurred in connection with advertising of the Company's products are expensed as incurred. Such costs amounted to $10,013 and $1,555 for September 30, 2006 and September 30, 2005,
         respectively.

         LEASE COMMITTMENTS - The Company accounts for lease commitments in accordance with SFAS 98, wherein the underlying assets are capitalized and the capital lease obligation recorded if the lease commitments meet the requirement for capitalization. All other lease obligations are accounted for as operating leases wherein payments are expensed as the obligation arises [See Note 11].

         STOCK-BASED COMPENSATION - The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees [See Note 12]. Prior to July 1, 2005, the Company applied APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for awards made under the Company's stock-based compensation plans. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         During the periods presented in the accompanying financial statements, the Company has granted options under its 2002 Stock Incentive Plan. The Company has adopted the provisions of SFAS No. 123R using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123R. Under this transition method, compensation expense recognized during the year ended June 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of July 1, 2005, and (b) compensation expense for all share-based awards granted on or after July 1, 2005. Accordingly, no compensation cost has been recognized for grants of options to employees and directors in the accompanying statements of operations with an associated recognized tax benefit of $0 of which $0 was capitalized as an asset for the period ended September 2006 and 2005 respectively. In accordance with the modified-prospective transition method, the Company's financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123R. Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2005 consistent with the provisions of SFAS No. 123R, the Company's net loss and basic net loss per common share would have been increased to the pro forma amounts indicated below:

                                                        September 30,
                                                            2005
                                                        --------------

                  Net loss, as reported                 $    (367,659)
                  Add: Stock-based employee
                    compensation expense included in
                    reported net loss                              --
                  Deduct: Total stock-based employee
                    compensation expense determined
                    under fair value based method                  --
                                                        --------------

                  Net loss                                   (367,659)
                                                        --------------

                  Loss per common share, as reported    $       (0.02)
                  Loss per common share, pro forma      $       (0.02)

         INCOME TAXES - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" [SEE NOTE 13].

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         LOSS PER SHARE - The Company calculates loss per share in accordance with the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." Basic loss per common share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share when presented are based on shares outstanding as computed under basic EPS and potentially dilutive common shares. Potential common shares included in the diluted earnings per share calculation include in-the-money stock options that have been granted but have not been exercised and convertible notes payable. [SEE NOTE 14]

         ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

         FAIR VALUE OF FINANCIAL INSTRUMENTS -The fair value of the Company's accounts receivable, accounts payable, accrued liabilities, and notes payable approximate their carrying values based on their effective interest rates compared to current market prices for similar assets and liabilities.

         RECLASSIFICATION - The financial statements for the period ended prior to September 30, 2006 have been reclassified to conform to the headings and classifications used in the September 30, 2006 financial statements.

         RECENTLY ENACTED ACCOUNTING STANDARDS - In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 ("SFAS 154"), "Accounting Changes and Error Corrections" which replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements--An Amendment of APB Opinion No. 28". SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principal unless it is not practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The impact that the adoption of SFAS 154 will have on Penge Corp results of operations and financial position will depend on the nature of future accounting changes adopted by Penge Corp and the nature of transitional guidance provided in future accounting pronouncements.

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2   GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has current liabilities in excess of current assets, incurred significant, recurring losses and has not generated positive cash flow from operating activities. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of their common stock or through possible business combinations. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3   INVENTORIES

         Inventories consist of the following at:
                                                    September 30,     June 30,
                                                        2006            2006
                                                    ------------    -----------
                  Raw Materials                     $     78,070    $    97,904
                  Finished Goods                       2,660,532      2,369,565
                  Allowance for obsolete / slow
                     moving inventory                    (25,000)       (25,000)
                  Warrant Reserve                         (1,410)            --
                                                    ------------    -----------
                                                    $  2,712,192    $ 2,442,269


     Most of the Company's inventories are collateral on various notes payable [See Notes 7, 8, 9 and 10].

NOTE 4   PROPERTY, PLANT AND EQUIPMENT

         Property and equipment consist of the following at:

                                                    Estimated
                                                 Useful Lives of     September 30,         June 30,
                                                 Assets (Years)          2006                 2006
                                                 ---------------     ------------        ------------

         Office furniture and equipment              1 - 10          $     80,886        $     78,944
         Retail furniture and equipment              1 - 10               620,645             613,113
         Farm equipment                              2 - 15             2,370,869           2,540,857
         Buildings                                  20 - 30             1,397,138           1,394,278
         Land                                    not applicable           592,753             592,753
         Construction in Progress                not applicable            32,901              15,539
                                                                     ------------        ------------
         Total                                                          5,095,192           5,235,484
         Less accumulated depreciation                                   (626,952)           (524,834)
                                                                     ------------        ------------

         Property, Plant and Equipment, net                          $  4,468,240        $  4,710,650
                                                                     ------------        ------------

         Depreciation expense for the three months ended September 30, 2006 and 2005 was $23,076 and $3,805, respectively. All of the Company's property and equipment are collateral for certain notes payable [See Notes 7, 8, 9 and 10].

NOTE 5   LAND HELD FOR RESALE

         FARM LAND - On December 21, 2005, the Company purchased a 119 acre parcel in Midland, Texas for $242,000. At September 30, 2006, the land is held as collateral on a note payable [See Note 9].

         COMMERCIAL PROPERTY - In 2005, the Company also purchased 7 acres of commercial property in San Angelo, Texas for $1,394,675. At September 30, 2006, the land is held as collateral on a note payable [See Note 9].

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6   GOODWILL / DEFINITE-LIFE INTANGIBLE ASSETS

         The following is a summary of goodwill and definite-life intangible assets:

                                                  September 30,     June 30,
                                                      2006            2006
                                                  -------------    ------------
     GOODWILL
         Goodwill                                 $    150,000     $    150,000
                                                  -------------    ------------
     DEFINITE-LIFE INTANGIBLES ASSETS
         5-year non-compete contract with
              note holder                               28,907           28,907
         5-year non-compete contract with
              shareholder                               28,907           28,907

         Less accumulated amortization                 (46,346)         (44,324)
                                                  -------------    ------------

         Net Definite-Life Intangible Assets      $     11,468     $     13,490
                                                  -------------    ------------

     The Company estimates that its amortization expense will be approximately as follows for the twelve month periods ended:
                                                                 Amortization
                              September 30,                         Expense
                              -------------                      ------------
                                2007                                   11,468
                               Thereafter                                  --
                                                                 ------------
                                                                       11,468

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6   GOODWILL / DEFINITE-LIFE INTANGIBLE ASSETS (CONTINUED)

         Definite Life Intangible Assets - The Company is amortizing their definite-life intangible assets on a straight-line basis over five years. Amortization expense of $2,022 and $2,022 was recorded for the three months ended September 30, 2006 and 2005, respectively, and has been included in general and administrative expense.

         Goodwill - The Company recorded goodwill of $150,000 in connection with the acquisition of Profile Diagnostic Sciences, Inc. as the purchase price of $150,000 exceeds the $0 net book value of the assets acquired.

NOTE 7   CONVERTIBLE NOTES PAYABLE

         The Company had the following convertible notes payable summarized in groups with similar attributes at:


                                                                                       Sept. 30,   June 30,
                                                                                         2006        2006
                                                                                     -----------  ----------
                  12% Note payable, maturing in May to June 2007, convertible at
                     $.65 per share for the first twelve months and $.75 per share for the second twelve months, secured by UCC-1 lien against
                     inventory                                                           270,000     270,000

                  12% Note Payable, maturing in February 2007, convertible at $.30 per share through February 2007, secured by UCC-1 lien
                      against inventory                                                  228,000     228,000

                  12% Note Payable, maturing in June to October 2007, convertible at
                     $.65 per share for the first twelve months and $.75 per share for the second twelve months, secured by UCC-1 lien against
                     inventory                                                           750,000     750,000

                  12% Note payable, maturing in October 2007 to May 2008,
                     convertible at $.95 per share for the first twelve months and
                     $1.05 for the second twelve months, secured by UCC-1 lien
                     against inventory                                                   452,500     452,500

                                                  Continued





                                         PENGE CORP. AND SUBSIDIARIES
                        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7   CONVERTIBLE NOTES PAYABLE (CONTINUED)

              15% Note Payable, maturing in 2007, convertible at $.30 per share
                 (At the time of conversion, the creditor can require the
                 Company to redeem any amount of the shares in the conversion at
                 $.345 per share), secured by a lien using a Trust Deed and
                 Trust Deed Note, against Major Trees, a lien using a Trust Deed and Trust Deed Note, against Major Trees, TX, and a term life
                 insurance policy on two officers of the Company                         408,605     370,125

              12% Note payable, maturing in January 2008, convertible at $.95 per share for the first twelve months and $1.10 for the second
                 twelve months, secured by A UCC-1 lien against inventory                200,000     200,000

              12% Note payable, maturing in March 2008, convertible at $.95 per share for the first twelve months and $1.10 for the second
                 twelve months, secured by 119.47 acres in Midland, TX                   216,370     225,656
                                                                                     -----------  ----------
              Total                                                                    2,525,475   2,496,281
              Less Current Portion                                                    (1,656,602)   (918,125)
                                                                                     -----------  ----------

                                                                                     $   868,873  $1,578,156
                                                                                     -----------  ----------

         The convertible notes payable mature as follows for the twelve-month periods ended:

                                                                   Principle
                              September 30,                           Due
                              -------------                      ------------

                                  2007                           $  1,656,602
                                  2008                                868,873
                                  2009                                      -
                               Thereafter                                   -
                                                                 ------------

                                                                 $  2,525,475
                                                                 ------------

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7   CONVERTIBLE NOTES PAYABLE (CONTINUED)

         The discounts due to the beneficial conversion feature of the notes are being amortized over the term of the respective notes. For the three months ended September 30, 2006 and 2005, the Company amortized $0 and $900, respectively, the discounts on notes payable as interest expense.

         At September 30, 2006, the Company had a total of $38,476 in loan fees and costs from establishing these convertible notes payable. These costs have been deferred and are being amortized over the term of the respective notes. For the three months ended September 30, 2006, the Company amortized $9,059 of the deferred loan costs as interest expense.

         For the three months ended September 30, 2006 and 2005, interest expense on the convertible notes payable amounted to $78,843 and $50,096, respectively.

NOTE 8   RELATED PARTY CONVERTIBLE NOTES PAYABLE

         The Company had the following related party convertible notes payable summarized in groups with similar attributes due to shareholders of the Company at:

                                                                                    September 30,     June 30,
                                                                                        2006            2006
                                                                                    -------------    ----------
              12% Notes payable, maturing in 2007, convertible at
                 $.30 per share through February 2007, secured by
                 UCC-1 lien against inventory                                            100,000       100,000

              12% Notes payable, maturing in 2008, convertible at $.65 per share for the first twelve months and $.75 per share for the second
                 twelve months, secured by UCC-1 lien against inventory                   50,000        50,000

              Unsecured 12% Note payable, quarterly interest
                 payments beginning April 2006, maturing January 10, 2007                100,000       100,000


              12% Notes payable, maturing in 2007, convertible at
                 $.30 per share through February 2007, secured by inventory              100,000       100,000


                                    Continued





                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8   RELATED PARTY CONVERTIBLE NOTES PAYABLE (CONTINUED)

                12% Notes Payable, maturing in 2008, convertible
                   at $.70 per share through January 31, 2008,
                   secured by TLC's  building and land in Midland, TX                    450,000       450,000
                                                                                    -------------    ----------
              Total                                                                      700,000       700,000
              Less Current Portion                                                      (250,000)     (150,000)
                                                                                    -------------    ----------
                                                                                    $    450,000     $ 550,000
                                                                                    -------------    ----------

         The related party convertible notes payable mature as follows for the twelve-month periods ended:

                                                                Principle
                              September 30,                        Due
                              -------------                   -----------
                                  2007                        $   250,000
                                  2008                            450,000
                               Thereafter                               -
                                                              -----------
                                                              $   700,000
                                                              -----------

         The discounts due to the beneficial conversion feature of the notes are being amortized over the term of the respective notes. For the three months ended September 30, 2006 and 2005, the Company amortized $938 and $1,808, respectively, of the discounts on notes payable as interest expense.

         At September 30, 2006, the Company had a total of $0 in loan fees and costs from establishing these convertible notes payable. These costs have been deferred and are being amortized over the term of the respective notes. For the three months ended September 30, 2006 and 2005, the Company amortized $229 and $688, respectively, of the deferred loan costs as interest expense.

         For the three months ended September 30, 2006 and 2005, interest expense on the related party convertible notes payable amounted to $13,854 and $7,561, respectively.

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9   NOTES PAYABLE

         The Company had the following notes payable summarized in groups with similar attributes at:

                                                                                   September 30,      June 30,
                                                                                        2006            2006
                                                                                   ------------     ------------
              7% Notes payable, yearly payments of $50,000, mature in 2007, secured by Major Tree's outstanding shares of capital stock,
                 financial books and records, equipment, and furniture             $     77,150     $     77,150

              Unsecured 6% Notes payable, maturing
                 2007                                                                    20,000           21,200

              24% Notes payable, maturity extended to August
                15, 2006, beginning balance of $200,000
                secured by land. Security was released upon
                principle payment of $144,000 in June  2006                                  --           56,000

              24% Notes payable, maturing December 15, 2006
                secured by land.                                                        200,000          147,500

              14% Notes payable maturing in 2006, secured by MT
                 Subsidiary's land in Cochise County, AZ                                287,003          280,646

              14% Notes payable, maturing in 2007, secured by the property of an officer in Clark County, Nevada. In September 2005 an officer of the Company paid $72,169 in behalf of the Company and the lien on the property was released by the holder
                 of the note                                                            105,147           99,851

              12% Notes payable, balloon payment due upon
                 maturity, matures in 2007, secured by inventory                         85,577           85,577

              6.75% Note payable, monthly payments of
                 $3,355, matures in 2021, secured by TLC's building
                 and land                                                               371,647          376,632

              7% Note payable, monthly payments of $1,370,
                 mature in 2008, secured by S&S' land and office
                 building                                                               127,777          129,551


                                    Continued





                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9   NOTES PAYABLE (CONTINUED)

              24% Notes payable, maturing November 2006,
                          unsecured.                                                    150,000               --

              24% Notes payable, maturing December 2006,
                          unsecured.                                                     60,000               --

              24% Notes payable, maturing January 2007,
                          unsecured.                                                     80,000               --

              Interest rate will be 6% note payable until July 1, 2006.
                  Beginning July 1, 2006, interest will accrue at the rate per year that will be the lesser of .5% in excess of the Prime
                  Interest Rate as published by the Wall Street Journal; or the maximum nonusurious rate of interest permitted by applicable law. Beginning January 2007, monthly payments necessary to amortize the balance over a period ending July 2015 will be required. The note matures on July 1, 2010 when the balance will be due. Note is secured by land in San Angelo, TX which is held for resale. Extension of interest only through January
                  2007.                                                               1,166,319        1,166,319
                                                                                   ------------     ------------
              Total                                                                   2,730,620        2,440,426
              Less Current Portion                                                   (1,168,040)        (940,272)
                                                                                   ------------     ------------
                                                                                   $  1,562,580     $  1,500,154
                                                                                   ------------     ------------

     The notes payable mature as follows for the twelve-month periods ended:

                                                                 Principle
                              September 30,                        Due
                              -------------                   ------------

                                  2007                        $  1,168,041
                                  2008                              98,236
                                  2009                             219,461
                                  2010                             106,611
                                  2011                             114,690
                               Thereafter                        1,023,581
                                                              ------------
                                                              $  2,730,620
                                                              ------------

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9   NOTES PAYABLE (CONTINUED)

         At September 30, 2006, the Company had a total of $11,653 in loan fees and costs from establishing these notes payable. These costs have been deferred and are being amortized over the term of the respective notes. For the three months ended September 30, 2006, the Company amortized $8,851 of the deferred loan costs as interest expense.

         For the three months ended September 30, 2006 and 2005, interest expense on the notes payable amounted to $63,563 and $38,113, respectively.

NOTE 10  RELATED PARTY NOTES PAYABLE

         The Company had the following related party notes payable summarized in groups with similar attributes due to shareholders of the Company at:


                                                                                September 30,        June 30,
                                                                                    2006               2006
                                                                                ------------       -------------
              7% Note payable, yearly payments of $75,000,
                 maturing in 2009, secured by Major Tree's
                 farmland, buildings, and equipment                             $    201,081       $     201,081

              8% Note payable, monthly payments of $2,500,
                 maturing in 2009, secured by land and inventory                     269,152             271,198

               7% Note payable, quarterly payments of $11,660 through March
                 2007, quarterly payments of $13,527 from March 2007 through
                 March 2009, quarterly payments of $15,483 from March 2009
                 through March 2010, mature in 2010, secured by all of the
                 issued and outstanding shares of S&S Plant Farm, Inc.'s
                 capital stock                                                       365,394             367,282

              12% Note payable, quarterly interest payments beginning April
                  2006, maturing January 10, 2007, unsecured.                        100,000             100,000

              10% Note payable, maturing in 2007, secured by
                 UCC-1 lien against inventory, net discount for
                 options issued of $0 and $938                                        50,000              49,062

              12% Notes payable, balloon payment due upon
                 maturity, mature in 2007, secured by inventory                       50,000              50,000


                                                Continued





                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10  RELATED PARTY NOTES PAYABLE

              24% Notes payable, balloon payments due upon
                          maturity, mature in 2008, unsecured.                       150,000                  --

                                                                                ------------       -------------
                       Total                                                       1,185,627           1,038,623
                       Less Current Portion                                         (455,000)           (266,863)
                                                                                ------------       -------------
                                                                                $    730,627             771,760
                                                                                ------------       -------------

         At September 30, 2006, the Company had a total of $0 in loan fees and costs from establishing these notes payable. For the three months ended September 30, 2006 and 2005, the Company amortized $229 and $688, respectively, of the deferred loan costs as interest expense. For the three months ended September 30, 2006 and 2005, interest expense on the related party notes payable amounted to $24,955 and $20,081, respectively.

         The notes payable mature as follows for the three-month periods ended:

                              September 30,                   Principle Due
                              -------------                   -------------

                                  2007                        $    455,000
                                  2008                             118,918
                                  2009                             562,073
                                  2010                              49,636
                                  2011                                   -
                               Thereafter                                -
                                                              -------------
                                                              $  1,185,627
                                                              -------------

         The discounts due to the options issued with the notes are being amortized over the term of the respective notes. For the three months ended September 30, 2006 and 2005, the Company amortized $229 and $688, respectively, of the discounts on notes payable as interest expense.

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11  CAPITAL LEASES OBLIGATION

         The Company leases equipment under capital leases and that expire on October 2009 and July through November 2010. The gross amount of assets recorded under capital leases and the associated accumulated depreciation are included under property and equipment and are as follows:

                                                                 September 30,
                                                                     2006
                                                                 -------------
         Farm equipment                                          $     360,181
                                                                 -------------
         Total                                                         360,181
         Less accumulated depreciation                                 (67,723)
                                                                 -------------

         Net Leased Equipment                                    $     292,458
                                                                 -------------

         The Company amortizes its lease obligations over the term of each lease. Amortization expense was $22,753 for the three months ended September 30, 2006.

NOTE 11  CAPITAL LEASES OBLIGATION (CONTINUED)

         The future minimum lease payments are as follows for the twelve-month periods ended: Amortization
                                September 30,                 Amount Due
                                -------------                 ----------
                                    2007                      $  102,316
                                    2008                          97,630
                                    2009                          97,630
                                    2010                          76,686
                                    2011                           6,256
                               Thereafter                              -
                                                              ----------
                  Total minimum obligations                      380,517
                  Executory costs and interest                  (74,001)
                                                              ----------
                  PV of minimum obligations                      306,516
                  Current portion                                (67,439)
                                                              ----------
                  Long-term obligations                       $  239,077
                                                              ----------

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12  CAPITAL STOCK AND OPTIONS

         PREFERRED STOCK - In October 2004, Parent amended its articles of incorporation to authorize 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. At September 30, 2006 and June 30, 2006, no preferred shares were issued and outstanding.

         COMMON STOCK - In September 2006, the Company issued 45,714 shares of their previously authorized but unissued common stock for cash of $32,000, or $.70 per share

         In March and June 2006, the Company issued 59,286 shares of their previously authorized but unissued common stock for services and supplies valued at $41,500 or $.70 per share.

         In April 2006, the Company issued 35,715 shares of their previously authorized but unissued common stock for cash of $25,000, or $.70 per share.

         In March 2006, the Company issued 15,000 shares of their previously authorized but unissued common stock for services and supplies valued at $10,500 or $.70 per share.

         In February and March 2006, the Company issued 142,860 shares of their previously authorized but unissued common stock for cash of $100,000, or $.70 per share.

         In January 2006, the Company issued 50,000 shares of their previously authorized but unissued common stock for employee services rendered valued at $35,000 or $.70 per share.

         In December 2005, the Company issued 666,667 shares of their previously authorized but unissued common stock for the conversion of $200,000 note payable, or $.30 per share.

         In December 2005, the Company issued 308,921 shares of their previously authorized but unissued common stock for the conversion of $75,000 note payable and $2,230 interest, or $.25 per share. The Company recorded an additional $55,117 in interest for the adjusting the conversion price to $0.25 per share.

         In December 2005, the Company issued 116,407 shares of their previously authorized but unissued common stock for the conversion of $25,000 note payable and $110 interest, or $.22 per share. The Company recorded an additional $45,632 in interest for the adjusting the conversion price to $0.22 per share.

                                    Continued

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12  CAPITAL STOCK AND OPTIONS (CONTINUED)

         In November 2005, the Company issued 35,714 shares of their previously authorized but unissued common stock for cash of $25,000, or $.70 per share

         In August 2005, the Company issued 5,000 shares of their previously authorized but unissued common stock for the exercise of options at $.30 per share.

         SUBSCRIPTION RECEIVABLE - During fiscal 2006, the Company received cash of $233,977 in payment of subscriptions receivable due from officers of the Company. Also during 2006, the Company received 408,296 common shares valued at $0.88 per share in payment of $359,300 in subscriptions receivable from officers of the Company. The 408,296 common shares were held in treasury until canceled during June 2006.

         STOCK OPTION PLAN - In October 2002, the Company's Board of Directors approved and adopted the "2002 Stock Incentive Plan" ("the Plan") with a maximum of 8,000,000 shares of common stock reserved for issuance under the Plan. The Plan provides for both the direct award of shares and for the grant of options to purchase shares to employees, officers, directors, agents, consultants, advisors and independent contractors. Awards under the Plan will be granted as determined by the Board of Directors and the Board of Directors shall determine which eligible persons are to receive Incentive Stock Options, Non-Statutory Stock Options or stock issuances. The Board of Directors also sets the number of shares, the exercise price and the exercise terms for grants. Options granted to non-exempt employees are required to have an exercise price of at least 85% of the fair market value of the common stock at the time of grant. Incentive Stock Options must be granted with an exercise price of at least 100% (110% for shareholders who own at

                                    Continued

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12  CAPITAL STOCK AND OPTIONS (CONTINUED)

         least 10% of the Company's outstanding stock) of the fair market value of the common stock at the time of grant. Incentive Stock Options are required to expire within 10 years. At September 30, 2006 and 2005, total awards available to be granted from the plan amounted to 3,150,000 and 3,150,000, respectively.

         The fair value of each of the Company's stock option awards is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The fair value of the Company's stock Option awards is expensed on a graded vesting straight-line basis over the vesting period of the options, which is generally immediate. Expected volatility is based on an average of historical volatility of the company's stock. The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. The expected term of awards granted is derived from historical experience under the Company's stock-based compensation plans and represents the period of time that awards granted are expected to be outstanding. The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the three months ended September 30, 2005: expected dividend yields of zero, expected life of 5.6 years, expected volatility of 302.4%, and risk-free interest rates of 3.9%.


                                    Continued

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12  CAPITAL STOCK AND OPTIONS (CONTINUED)

         A summary of the status of options granted at September 30, 2006, and changes during the period then ended are as follows:

                                                                 For the Three Months Ended Ended
                                                                        September 30, 2006
                                                         ----------------------------------------------------------
                                                                       Weighted       Weighted Average    Aggregate
                                                                        Average          Remaining        Intrinsic
                                                         Shares     Exercise Price    Contractual Term      Value
                                                         ----------------------------------------------------------
         Outstanding at beginning of period              845,000    $       0.25          4.7 years       $378,000
         Granted                                               -               -
         Exercised                                             -               -
         Forfeited                                                             -
         Expired                                                               -

         Outstanding at end of period                    845,000    $       0.25          4.7 years       $378,000


         Vested and expected to vest in the future       845,000    $       0.25          4.7 years       $378,000

         Exercisable at end of period                    845,000    $       0.25          4.7 years       $378,000

         Weighted average fair value of options
         granted                                               -    $          -
                                                         -------

         The Company had no non vested options at the beginning of the period. At September 30, 2006 the Company had no non vested options resulting in no unrecognized compensation expense.

         The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 was $0 and $2,000 respectively. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at September 30, 2006 and 2005 (for outstanding options), less the applicable exercise price.

         During the three months ended September 30, 2006 and 2005, the Company received cash of $0 and $1,500 and recorded a subscription receivable of $0 and $0 upon the exercise of awards. The Company realized no tax benefit due to the exercise of options as the Company had a loss for the period and historical net operating loss carry forwards.

         Common shares issued upon exercise of options are issued from available authorized but unissued common shares. As of September 30, 2006, the Company has no plans to repurchase common shares issued upon exercise of options.

                                    Continued

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12  CAPITAL STOCK AND OPTIONS (CONTINUED)

         A summary of the status of stock options outstanding at September 30, 2006 is presented below:

                  Options Outstanding             Options Exercisable
            ----------------------------------- -----------------------
                           Weighted
                           Average     Weighted               Weighted
Range of                  Remaining     Average               Average
Exercise      Number     Contractual   Exercise    Number     Exercise
 Prices     Outstanding     Life         Price  Exercisable    Price
-----------------------------------------------------------------------
$   0.10       200,000    6.3 years   $   0.10    200,000    $     0.10
    0.30       645,000    4.4 years       0.30    645,000          0.30
==========  ===========  ===========  ========= ===========  ==========
$0.10-0.30     845,000    4.7 years   $   0.25    845,000    $     0.25
----------  -----------  -----------  --------- -----------  ----------

NOTE 13  INCOME TAXES

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", Which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

         At September 30, 2006 and June 30, 2006, the total of all deferred tax assets is approximately $887,000 and $804,000 and the total of all deferred tax liabilities is $191,000 and $191,000. The amount of and ultimate realization of the benefits from the deferred tax assets is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of these uncertainties surrounding the realization of the NOL carryforwards, the Company has established a valuation allowance of approximately $695,000 and $613,000 at September 30, 2006 and June 30, 2006. The change in the valuation allowance for the three months ended September 30, 2006 was approximately $82,000.

         At September 30, 2006 and June 30, 2006, the Company has available unused net operating loss carryforwards of approximately $5,200,000 and $4,650,000 respectively, which may be applied against future taxable income and which expire in various years through 2026. Also, the Company has unused capital loss carryovers at September 30, 2006 and June 30, 2006 of approximately $81,000 and $81,000, respectively, which expire in various years through 2009.

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14  LOSS PER SHARE

         The following data shows the amounts used in computing loss per share:

                                                         For the Three Months
                                                          Ended September 30,
                                                       ------------------------
                                                           2006         2005
                                                       -----------  -----------

               Loss from operations available to
               common shareholders (numerator)         $  (546,400) $  (367,659)
                                                       -----------  -----------
               Weighted average number of common
               shares outstanding used in loss per
               share for the period (denominator)       24,024,922   18,375,738
                                                       -----------  -----------

         At September 30, 2006, the Company had outstanding options to purchase 845,000 shares and notes payable convertible into 4,703,767 shares which were not used in the computation of loss per share because their effect would be anti-dilutive. At September 30, 2005, the Company had outstanding options 850,000 shares and notes payable convertible into 5,188,623 shares which were not used in the computation of loss per share because their effect would be anti-dilutive

NOTE 15  RELATED PARTY TRANSACTIONS

         RELATED PARTY ADVANCES - During the three months ended September 30, 2006 and 2005, officers/shareholders of the Company and their relatives have made advances to the Company and the Company has repaid the advances as funds have been available. During the three months ended September 30, 2006 officers/shareholders of the Company and their relatives made advances totaling $23,520 and the Company repaid advances totaling $0. Since the Company owed $184,380 from prior-year advances, the remaining balance owed to the officers/shareholders of the Company and their relatives at September 30, 2006 is $207,900.

         During the year ended June 30, 2006, officers/shareholders of the Company and their relatives have made advances to the Company and the Company has repaid the advances as funds have been available. During the year ended June 30, 2006, officers/shareholders of the Company and their relatives made advances totaling $244,853 and the company repaid advances totaling $65,618. Since the Company


                                    Continued

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15  RELATED PARTY TRANSACTIONS (CONTINUED)

         owed $5,144 from prior-year advances, the remaining balance owed to the officers/shareholders of the Company and their relatives at June 30, 2006 is $184,380.

         CONSULTING SERVICES - During the three months ended September 30, 2006 and 2005, respectively, the Company paid a relative of an officer/shareholder of the Company $0 and $0 for consulting services.

         MANAGEMENT COMPENSATION - For the three months ended September 30, 2006 and 2005, respectively, the Company expensed $35,800 and $34,000 as salary to the Company's Chief Executive Officer. At September 30, 2006 and June 30, 2006, respectively, the Company owed $11,925 and $10,620 to the Chief Executive Officer for accrued salary.

         For the three months ended September 30, 2006 and 2005, respectively, the Company expensed $35,800 and $34,000 as salary to the Company's Chief Financial Officer. At September 30, 2006 and June 30, 2006, respectively, the Company owed $11,925 and $15,930 to the Chief Financial Officer for accrued salary.

         EMPLOYEES - For the three months ended September 30, 2006 and 2005, respectively, the Company expensed $18,000 and $14,800 as salary to an employee of the Company who is the spouse of an officer/shareholder of the Company. At September 30, 2006 and June 30, 2006, respectively, the Company owed $5,541 and $2,540 to this employee for accrued salary.

         For the three months ended September 30, 2006 and 2005, the Company expensed $18,750 and $16,760 as salary to an employee of the Company who is a relative of an officer/shareholder. At September 30, 2006 and June 30, 2006, respectively, the Company owed $3,125 and $3,282 to this employee for accrued salary.

         For the three months ended September 30, 2006 and 2005, the Company expensed $17,740 and $19,790 as salary to employees of the Company who are former owners of S&S Subsidiary and shareholders of the Company. At September 30, 2006 and June 30, 2006, the Company owed $5,541 and $4,100 to theses employees for accrued salary.


                                    Continued

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16  CONCENTRATIONS

         ACCOUNTS RECEIVABLE - At September 30, 2006, 33% of the Company's accounts receivable was owed by three customers. At June 30, 2006, 17% of the Company's accounts receivable was owed by three customers. The following table lists the percent of the receivables owed by those customers that accounted for 10% or more of the total accounts receivable at September 30, 2006 and June 30, 2006 respectively:

                                        September 30, 2006        June 30, 2006
                                        ------------------        -------------
                        Customer A              18%                      14%
                        Customer B              14%                       *
                        Customer C               *                       17%
                        Customer D               *                       10%

         * Customer did not account for 10% or more of total accounts receivable

         REVENUES - During the three months ended September 30, 2006 and 2005, respectively, the Company had a significant customer which accounted for 9% and 23% of the Company's total sales. The loss of this significant customer could adversely affect the Company's business and financial condition.

NOTE 17  COMMITMENTS AND CONTINGENCIES

         DERIVATIVE LIABILITY FOR THE REDEMPTION OF COMMON STOCK - The Company has a convertible note payable which is convertible into common stock at $.30 per share. At the time of conversion, the creditor can require the Company to redeem any amount of the shares issued in the conversion at $.345 per share. At September 30, 2006, the Company owed $408,602 in principal and $5,239 in accrued interest on the note. If the note had been converted into stock on September 30, 2006, then the Company would have issued 1,379,469 shares of common stock which would have been redeemable at the creditor's option for $475,917. The Company has recorded a remaining contingent derivative liability of $62,076 associated with the option.

         We have entered into employment agreements dated February 15, 2005 with each of Kirk Fischer, our CEO and Chairman, and KC Holmes, our President and a director, governing their employment with us. Under the agreements, which have a fixed term of five years, we are required to pay a base salary of $132,000 per year, subject to increase beginning on July 1, 2006 of an amount equal to the greater of 3% of the prior base salary or 1% of base salary for every 10% increase in revenues over the prior fiscal year. We agreed to pay each a one-time bonus of 500,000 shares of common stock in 2005 (for bonuses not paid in 2002, 2003 and 2004), a bonus of

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17  COMMITMENTS AND CONTINGENCIES (CONTINUED)

         $2,000 for each $100,000 in revenue growth Fiscal 2005 over Fiscal 2004, and for Fiscal 2006 through the fiscal year ended June 30, 2009, a bonus of $1,000 for each $.001 per share in earnings growth achieved over the prior year (provided that the measurement shall begin at zero if prior year earnings per share was negative). Each is also entitled to standard employee benefits and a $500 monthly car allowance. Upon termination by the Company of each of their employment with or without cause, the Company is required to continue to pay the employee's then-current base salary throughout the five-year term of the agreement, and all of the employee's stock options immediately and automatically vest in full.

         We have entered into an employment agreement dated February 15, 2005 with James Fischer, our Vice President of Operations for Arizona Tree Farm operations and a director, governing his employment with us. Under the agreement, which has a fixed term of five years, we are required to pay a base salary of $75,000, subject to a 5% increase per year. We agreed to pay each a one-time bonus of 50,000 shares of common stock in 2005 (for bonuses not paid in 2002, 2003 and 2004), a bonus of $7,200 for Fiscal 2005 and a bonus of 10% of base salary condition upon successful management of our Major Trees Tucson Farm. Mr. Fischer is entitled to standard employee benefits and a $500 a month car allowance. Upon termination by the Company of his employment with or without cause, the Company is required to continue to pay the employee's then-current base salary throughout the five-year term of the agreement, and all of the employee's stock options immediately and automatically vest in full.

         We have entered into an employment agreement dated March 1, 2005 with Curtis Schmid, the President of our S&S Plant Farm pursuant to which we have agreed to pay him a base salary of $48,000 per year, pay bonuses at our discretion and provide standard benefits. The agreement has a fixed term of five years. Upon termination by the Company of his employment with or without cause, the Company is required to continue to pay the employee's then-current base salary throughout the five-year term of the agreement, and all of the employee's stock options immediately and automatically vest in full.

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18  SUBSEQUENT EVENTS

         COMMON STOCK ISSUANCE - In October 2006, the Company issued 8,572 shares of their previously authorized but unissued common stock for services of $4,714.60 or $0.55 per share.

         NOTES PAYABLE - In October, the Company issued $80,000 in notes payable. The notes accrue interest at 24% per annum and are due in December 2006 and February 2007.

         In October 2006, the Company signed $185,815 in notes payable. The note accrues interest at 9% per annum and is due September 2007.

         In October 2006, the Company signed $11,011 in notes payable. The note accrues interest at 0% per annum and is due January 2007.

         In October 2006, the Company signed $30,000 in notes payable. The note accrues interest at 24% per annum and is due December 2006.

         In October 2006, the Company signed $50,000 in notes payable. The note accrues interest at 24% per annum and is due February 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS


         This Quarterly Report on Form 10-QSB (this "Report") contains various forward-looking statements. Such statements can be identified by the use of the forward-looking words "anticipate," "estimate," "project," "likely," "believe," "intend," "expect" or similar words. These statements discuss future expectations, contain projections regarding future developments, operations, or financial conditions, or state other forward-looking information. When considering such forward-looking statements, you should keep in mind the risk factors noted in "the subsection titled "Risk Factors" below and other cautionary statements throughout this Report and our other filings with the SEC. You should also keep in mind that all forward-looking statements are based on management's existing beliefs about present and future events outside of management's control and on assumptions that may prove to be incorrect. If one or more risks identified in this Report or any other applicable filings materializes, or any other underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected, or intended.

OVERVIEW
--------

         Penge Corp is a Delaware corporation incorporated in 1987 with its principal offices at 1501 North Fairgrounds, Midland, Texas 79705. Our telephone number is (432) 683-8800. We are in the wholesale and retail nursery business. Our stock is traded on the OTC Pink Sheets under the symbol "PNGC."

         Our operations are directly or indirectly run through a subsidiary, Penge Corp, a Nevada corporation ("Penge Nevada"), which was organized in 2002 to engage in the nursery business. On June 30, 2005, Penge Nevada merged with a subsidiary of Profile Diagnostic Sciences, Inc., a Delaware corporation with no current operations. Following the merger, the officers and directors of Penge Nevada became the officers and directors of Profile Diagnostic Sciences, Inc. and the business Penge Nevada and its affiliates became the business of Profile Diagnostic Sciences, Inc. Following the merger, we changed the name of Profile Diagnostic Sciences, Inc. to "Penge Corp" Unless otherwise specified, references to "Penge," "we," "us" or the "company" for periods prior to June 30, 2005 relate to Penge Nevada and its affiliates. For periods from and after June 30, 2005, those descriptions relate to Penge Corp (f/k/a Profile Diagnostic Sciences, Inc.) and its affiliates, including Penge Nevada.

         Since commencing business in August 2002, we have acquired the land and certain other assets from three tree, shrub and plant farms, one of which is in Arizona and two of which are in Texas. As we have acquired the properties, we have taken steps to improve operations and to expand the number of trees, shrubs and plants growing on, and harvested from, each such property.

         In October 2005, we purchased a vacant 13,000 square foot building on
3.8 acres in Midland, Texas for the site of our first retail nursery. We completed a $951,000 dollar conversion of the property including a complete remodel of the building and the addition of 32,000 square feet of greenhouse and 40,000 feet of tree display area. Retail operations at the site commenced on April 15, 2006, and in the first 10 weeks of operations we generated $617,000 in retail business. We also did over $400,000 in business with our existing Midland wholesale customers. Going forward both the wholesale and retail business will be done at the retail center.

         In 2005, we also purchased 7 acres of commercial property in San Angelo, Texas that shares an intersection with Wal-Mart, Lowe's and Sam's Club. We purchased the ground for $4.50 per foot. One-acre lots across the street from Sam's Club have recently sold for $13.66 and $12.30 per square foot. We believe that our property is currently worth more than we paid for it. We plan to either sell or develop the property. We have not entered into any agreements with respect to the sale or development of this site.

         Going forward, our focus will be to create and to expand a vertically integrated wholesale and retail nursery business. We expect that our tree, shrub and plant farms will be able to provide a substantial portion of the inventories for our recently opened and planned retail nurseries in the coming years. By owning the tree, shrub and plant farms that provide much of the inventory for the retail nurseries, we believe that we will be able to compete with, and even undercut, the "big box stores" that have become the dominant force in the retail nursery business. These big box stores have been driving many retail nurseries out of business by buying nursery materials in large quantities at big discounts from wholesale nursery growers in the United States. This allows them to sell at a discount using smaller margins and to undercut the small nurseries by 30% to 50%. We believe that our vertically integrated wholesale/retail nursery business model will allow us to compete with the big box stores on price, while providing better selection and service.

         For our wholesale business, our goal is to expand the number of trees and shrubs planted on our farms in the next few years while holding down increases in our administrative and other general operating expenses. As we spread our production costs over a larger inventory, we also hope to experience a decline in our per-unit production and sales costs. We do not plan to expand our wholesale sales. Instead, we plan to provide most of what we grow to our retail centers.

GENERAL OUTLOOK
---------------

OUR INDUSTRY AND WHOLESALE/RETAIL BUSINESS MODEL

         The retail nursery business has been under attack for many years from Home Depot, Lowe's and Wal-Mart. These big box stores buy nursery materials in large quantities at big discounts from wholesale nursery growers. This allows them to sell at a discount, using smaller margins, and to undercut the small nurseries by 30%-50%. Small nurseries generally cannot compete on price and so they try to compete by offering better service, better selection, and convenience. Although this approach has worked for some small nurseries, it has not worked for most of them, and a large number of small nurseries have gone out of business in the last 10 years primarily because they are unable to compete on price with the big box stores.

         In the last 5 years, a new model has emerged in the nursery industry that we believe is able to compete effectively with the big box stores. This model requires a retail nursery to grow a substantial percentage its own plant material (trees, shrubs, and flowers) instead of buying them from a wholesale grower. It is capital intensive for a retail nursery to grow its own products and it takes from 3-5 years to get up to speed. But, once the model is in place, it can allow the retail nursery to offer products at prices that are lower than or equal to those of the big box stores, while continuing to offer a level of selection and service that the big box stores can not offer.

         Over the last 4 years, we have purchased wholesale operations growing trees, shrubs, and flowers and plan to continue to open retail operations in addition to our Midland, Texas retail nursery. We believe that this new hybrid retail/wholesale nursery business model will enable us to increase sales and create and sustain a profitable operation. We also believe that the competition in Texas and surrounding areas has not switched over to the new model, which should give us at least a 3 - 5 year head start on rolling out the model in this region.

Our Wholesale Business
----------------------

         We currently own three wholesale nursery operations in Texas and Arizona. At the end of 2002, we purchased a 272-acre tree farm near Tucson, Arizona known as "Major Trees" and now referred to as our Major Trees Tucson Farm. In May of 2004, we acquired a 17-acre farming property and certain related assets near Houston Texas on which we have established a wholesale operation and which we refer to as our Major Trees Houston Farm. In 2005, we purchased the S&S Plant Farm in Midland, Texas which specializes in plants and flowers. This last farm is a 50-acre property with 8 acres under greenhouse and shade house, and a full complement of equipment and machinery for propagating trees, shrubs, plants and flowers from seeds and plugs.

         We now have over 300,000 trees and shrubs planted on the three wholesale farms, and enough infrastructure and equipment to grow trees, shrubs, and flowers for multiple locations in west Texas.

         Our wholesale operations are able to provide products to our retail nurseries, which we believe will allow us to offer competitive pricing, service and selection. Although we plan to divert our landscape trees, shrubs, plants and flowers to our retail stores as demand at such stores grows, we plan to continue our wholesale business for the foreseeable future. We currently grow a variety of landscape trees, shrubs, bedding plants and flowers on three farms in Texas and Arizona. Our major wholesale customers include retail nurseries, major retail outlets and landscape companies located in the southwest United States. We have experienced strong demand from retailers and landscape companies for our landscape products in the southwest United States over the last three years, even as our production capacity has continued to grow, and expect to be able to maintain relationships with a sufficient number of our customers in order to be able to sell inventory that is not shipped to our retail stores.

Our Retail Business
-------------------

         Our current retail operations consist of a 4-acre retail nursery in Midland, Texas and 7 acres of land for a second retail center in San Angelo, Texas.

         In October 2005, we purchased a vacant 13,000 square foot building on
3.8 acres in Midland, Texas for the site of our first retail nursery. We completed a $951,000 dollar conversion of the property, including a complete remodel of the building and the addition of 32,000 square feet of greenhouse and 40,000 feet of tree display area. Retail operations at the site commenced on April 15, 2006, and in the first 10 weeks of operations we generated $617,000 in retail business. We also did over $400,000 in business with our existing Midland wholesale customers. Going forward both the wholesale and retail business will be done at the retail center.

         In 2005, we also purchased 7 acres of commercial property in San Angelo, Texas that shares an intersection with Wal-Mart, Lowe's and Sam's Club. We purchased the ground for $4.50 per foot. One-acre lots across the street from Sam's Club have recently sold for $13.66 and $12.30 per square foot. We believe that our property is currently worth more than we paid for it. We plan to either sell or develop the property. We have not entered into any agreements with respect to the sale or development of this site.

         As the availability of capital and other business factors permit, we plan to aggressively open retail centers and ramp up our wholesale operations in the coming years in Texas and surrounding areas. There are over 30 million people in this region, which we believe could allow us to build a large number of nurseries to compete in these markets.


LIQUIDITY AND CAPITAL RESOURCES

         CAPITAL COMMITMENTS AND EXPENDITURES. The following table discloses aggregate information about our contractual obligations including long-term debt, operating and capital lease payments, office lease payments, contractual service agreements and the periods in which payments are due as of September 30, 2006.

                                                   LESS THAN                               AFTER
                                                    1 YEAR      2-3 YEARS    4-5 YEARS     5 YEARS
                                                  (10/1/06 TO  (10/1/07 TO  (10/1/09 TO    (AFTER
     CONTRACTUAL OBLIGATIONS            TOTAL       9/30/07)     9/30/09)     9/30/11)     10/1/11)
--------------------------------      ---------    ---------    ---------    ---------    ---------
Operating leases                             --           --           --           --           --
Capital leases                          306,516       67,439      159,238       79,840           --
Office lease                                 --           --           --           --           --
Contractual service agreements               --           --           --           --           --
Notes payable                         7,141,718    3,529,642    2,317,558      270,937    1,023,581
                                      ---------    ---------    ---------    ---------    ---------
Total contractual cash obligations    7,488,235    3,597,081    2,476,796      360,777    1,023,581
                                      =========    =========    =========    =========    =========





         The following table summarizes the material terms of our convertible and non-convertible notes issued during the three months ended September 2006
(listed in order of ultimate maturity date); except as set forth in the notes to the table below, we are current with all required payments and in compliance with all material covenants with respect to such notes:

                BALANCE AS OF                                                    CONVERSION
  PRINCIPAL     SEPTEMBER 30,     ORIGINATION      MATURITY DATE;     INTEREST    AND OTHER
    AMOUNT           2006            DATE         REQUIRED PAYMENTS     RATE        TERMS      SECURITY
------------    -------------     -----------    ------------------   ---------  -----------   ----------
   $30,000         $30,000          7/28/06      10/28/06; extended     24%          N/A       Unsecured

   $20,000         $20,000          8/4/06        11/4/06; extended     24%          N/A       Unsecured

   $50,000         $50,000          8/11/06      11/11/06; extended     24%          N/A       Unsecured

   $150,000        $150,000         7/12/06      11/12/06; extended     24%          N/A       Unsecured

   $60,000         $60,000          8/17/06           12/15/06          24%          N/A       Unsecured

   $80,000         $80,000          9/15/06            1/15/07          24%          N/A       Unsecured



         As of September 30, 2006, we had $49,912 in cash and cash equivalents. This represents a decrease of $62,003 compared to June 30, 2006. Cash used during the three months ended September 30, 2006 includes approximately $628,000 used in operations as well as $140,000 received from investing activities. Sources of cash during the quarter ended September 30, 2006 included a net amount of approximately $425,000 from financing activities. Of the approximately $425,0000 of net cash provided by financing activities, approximately $393,000 represents net cash received less payments made on non-convertible notes, and approximately $32,000 represents the proceeds from issuance of common stock less Offering costs. The difference between the approximately $425,000 of net cash Provided by financing activities and the cash itemized above represents new notes payable, advances from related parties, payments on related party advances and loan costs and payments on capital lease obligations.

         Our material capital expenditures for the quarter ended September 30, 2006 included net direct cost additions of approximately $217,000 to plant tree, shrub, and flower inventory.

         We anticipate making capital expenditures during the fiscal year ended June 30, 2007 ("Fiscal 2007"). Specifically, resources permitting, we plan to spend at least $1,500,000 to open a second retail nursery and to replace inventory sold during the fiscal year ended June 30, 2006 ("Fiscal 2006").

         Liquidity. The following table reflects selected balance sheet data as of September 30, 2006:

                                                              SEPTEMBER 30, 2006
                                                              ------------------
BALANCE SHEET DATA:
Cash and cash equivalents............................                 49,912
Working capital (deficit)............................             (2,677,784)
Total assets.........................................              9,100,741
Retained deficit.....................................             (3,945,234)
Stockholders' equity.................................               (251,125)


         As of September 30, 2006, we had $49,912 in cash and cash equivalents, total current assets of $2,802,139 and current liabilities of 5,479,923, representing a current working capital deficit of ($2,677,784). Our current liabilities as of September 30, 2006 include a $1,906,602 balance on secured convertible notes due with one year, and a $1,623,041 principal balance on non-convertible notes payable due within one year.

         With respect to the current portion of our notes payable, we believe that most of the holders of the convertible and non-convertible notes coming due in the next year will either convert such debt to equity or replace existing notes with notes with deferred payment dates. To the extent that does not occur, we believe that we can raise capital sufficient to repay the current portion of our long term debt through the issuance of additional notes and the sale of equity securities and warrants.

         In addition, members of our management have informally agreed to provide up to $200,000 of short-term financing to us. Such financing bears interest at 12% per annum. Management may demand payment on 30 days written notice.

         Other than the informal and nonbinding commitments from management, we do not have any specific commitments from third parties to provide financing needed to cover any capital shortfalls with respect to our operations, planned capital expenditures or near-term debt obligations. We caution that, particularly in light of the early stage of our business, such financing may not be available on favorable terms, or at all. We may be compelled to divert substantial portions of our existing cash and future cash flow to the repayment of debt, which would limit our ability to replace or expand inventory and acquire additional farms. This would have an adverse affect on revenues in the coming years. Certain amounts of such debt is secured by our real property, and holders of the unsecured debt have standard remedies available to creditors. If we were to default on such notes and the holders were to exercise their remedies, we would incur substantial legal expenses, penalties and related costs and could be forced to seek bankruptcy protection or to discontinue operations.

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has current liabilities in excess of current assets, incurred significant, recurring losses and has not generated positive cash flow from operating activities. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of their common stock or through possible business combinations. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


OFF-BALANCE SHEET ARRANGEMENTS
------------------------------

         There were no off-balance sheet arrangements at September 30, 2006.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

         Management is basing this discussion and analysis of our financial condition and results of operations on our consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our critical accounting policies and estimates, including those related to agricultural productions, inventories, property and equipment, acquisition costs and revenue recognition. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. These judgments and estimates affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting periods. Changes to these judgments and estimates could adversely affect our future results of operations and cash flows.

         o Agricultural Production - We account for agricultural activities in accordance with Statement of Position 85-3, "Accounting by Agricultural Producers and Agricultural Cooperatives". All direct and indirect costs of growing crops are either accumulated as inventory or expensed as cost of goods sold. Permanent land development costs are capitalized and not depreciated. Limited-life land development costs and the development costs to bring long-life and intermediate-life plants into production are capitalized and depreciated using the straight-line method over the estimated useful lives of the assets.

         o Inventories - Growing crops inventory is stated at the lower of cost or market using the retail method as we have a large quantity of inventory items that have similar costs and markups; we do not have any individually significant items. Because our inventory has these characteristics, it is not beneficial to track inventory costs to each individual unit of inventory. Under the retail method, we count and extend our inventory at estimated sales prices, based upon historical sales, which we then multiply by our cost ratio to determine inventory at cost. Our cost ratio is determined by adding the total cost of the beginning inventory and all direct and indirect costs of growing crops divided by the total estimated sales price of ending inventory, based on historical sales, plus sales revenues. Raw material inventory is stated at the lower of market or cost using the first-in first-out (FIFO) method.

         o Property and Equipment - Property and equipment are stated at cost or carryover basis. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we periodically review our property and equipment for impairment.

         o Revenue Recognition - Our revenue comes primarily from the sale of agricultural products. We recognize revenue from retails sales at the time of retail purchase. We recognize revenue from landscaping and wholesale customers when rights and risk of ownership have passed to the customer, there is persuasive evidence of a sales arrangement, product has been shipped (delivered or picked up by the customer), the price and terms are finalized and collection of the resulting receivable is reasonably assured.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

The following table reflects selected operational results for the Three Months Ended September 30, 2006 compared to the Three Months Ended September 30, 2005:

                                                           PERIODS ENDED
                                                           SEPTEMBER 30
                                                           ------------
                                                      2006              2005
                                                    ---------         ---------
STATEMENT OF OPERATIONS DATA:
REVENUE                                             $ 301,776         $ 202,783
COST OF GOODS SOLD                                   (233,627)         (183,021)
                                                    ---------         ---------
GROSS PROFIT                                           68,149            19,762
OPERATING EXPENSES                                   (369,710)         (249,448)
                                                    ---------         ---------
LOSS FROM OPERATIONS                                 (301,561)         (229,686)
INTEREST AND OTHER EXPENSE                           (244,839)         (137,973)
                                                    ---------         ---------
NET LOSS                                            $(546,400)        $(367,659)
                                                    ---------         ---------
LOSS PER COMMON SHARE                                   (0.02)            (0.02)
                                                    ---------         ---------

         Our results of operations for Fiscal 2006 included the operations of our Major Trees Houston Farm, Major Trees Tucson Farm, S&S Plant Farm and the Texas Landscape Center.

         REVENUE AND COSTS OF GOOD SOLD. Our revenues are derived primarily from the sale of trees and other nursery products. Revenues increased from $202,783 for the three months ended September 2005 to $301,776 for the three months ended September 2006. Costs of Good Sold increased from $183,021 for the three months ended September 2005 to $233,627 for the three months ended September 2006. Our revenue increased due to three months worth of revenue from the addition of Texas Landscape Center. Cost of goods sold increased due to higher sales and the cost of goods sold as a percentage of sales decreased from 90.3% for the three months ended September 2005 to 77.4% for the three months ended September 2006 as a result of the higher margins associated with sales at Texas Landscape Center.

         OPERATING EXPENSES. Operating expenses consist primarily of personnel expense associated with management, consulting fees, travel expenses, professional fees, general overhead and non-allocated depreciation. Operating expenses increased from $249,448 for the three months ended September 2005 to $369,710 for the three months ended September 2006. Operating expenses as a percentage of revenue for the three months ended September 2005 were not materially changed from the current three months ended September 2006. The increase in operating expense was due to increased wages and salaries, advertising, accounting/legal fees, and other general and administrative expenses associated with the addition of the Texas Landscape Center. We expect our operating expenses as a percentage of revenue to continue to decrease.

         OTHER EXPENSE. Other expense consists of interest paid on outstanding notes payable, amortization of deferred loan costs, noncash notes payable costs, stock conversions and losses on the disposal of fixed assets. Other expense increased from $137,973 for the three months ended September 2005 to $244,839 for the three months ended September 2006. An increase in other expenses was attributed to the additional financing during the current quarter ended September 2006 over the prior quarter ended September 2005. The majority of the increase in other expenses was a result of an increase in interest expense due to an increase in indebtedness and interest on indebtedness, which primarily funded our first retail center, as well as the expansion of inventory and farm improvements. We expect our other expenses to increase as a percentage of revenue short-term and then to decrease as a percentage of revenue long-term as our short and long-term notes are paid off or are converted to stock.

         NET LOSS. Our net loss increased from $367,659 for the three months ended September 2005 to $546,400 for the three months ended September 2006. The increase in net loss is due primarily to an increase in salaries and wages, interest expense and other general and administrative expenses. We expect our net loss to decrease substantially in the Fiscal 2007 as a result of higher sales, increased gross margins, and lower operating expenses as a percentage of sales.


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
---------------------------------------------------------

We consider all forward-looking statements contained in this Quarterly Report to be covered by and to qualify for the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Stockholders and prospective stockholders should understand that several factors govern whether the results described by any such forward-looking statement will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected in this report.

The forward-looking statements contained in this report include plans and objectives of management for future operations, plans relating to the products and predictions regarding our economic performance. Assumptions applicable to the foregoing involve judgments with respect to, among other things, future economic, competitive, and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of those assumptions could prove inaccurate. Therefore, we cannot assure that the results contemplated in any of the forward-looking statements contained herein will be realized. The impact of actual experience and business developments may cause us to alter our marketing, capital expenditure plans, or other budgets, which may in turn affect our results of operations. In light of the inherent uncertainties in forward-looking statements, the inclusion of any such statement does not guarantee that our objectives or plans will be achieved. Among other risk factors to consider are the factors identified in the subsection entitled "Factors That May Affect Future Results" below.

FACTORS THAT MAY AFFECT FUTURE RESULTS
--------------------------------------

Our short and long-term success is subject to certain risks, many of which are substantial in nature. The following risk factors should be carefully considered, in addition to other risks identified in this report, when evaluating an investment in our common stock. Any one of these factors could cause actual results of operations to differ materially from projected results.


RISK FACTORS
------------

An investment in our common stock involves a high degree of risk. You should consider the following discussion of risks in addition to the other information in this Report before purchasing any shares of our common stock. In addition to historical information, the information in this Report contains forward-looking statements about our future business and performance. Our actual operating results and financial performance may be very different from what we expect as of the date of this Report. The risks described in this Report represent the risks that management has identified and determined to be material to our company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially and adversely affect our business operations. Any of these risks could materially and adversely affect our business, results of operations and financial condition.

                  Risks Regarding Our Company and Our Business
                  --------------------------------------------

OUR LIMITED OPERATING HISTORY AND EVOLVING BUSINESS PLAN MAKE IT DIFFICULT FOR YOU TO EVALUATE OUR PERFORMANCE AND FORECAST OUR FUTURE.

We were formed and began operations in 2002, have made several acquisitions of businesses and assets in the last 4 years and are in the process of expanding the focus of our business to include retail, as well as wholesale, nursery operations. We began operating tree, shrub and plant farms less than four years ago and are just entering into the retail nursery business. None of our key management personnel have any experience in the retail nursery business. Our limited operating history, recent acquisitions, and expanding business focus make it difficult for you to evaluate our ability to generate revenues, manage costs, create profits and generate cash from operations. Before investing in our common stock, you should consider the risks and difficulties we may encounter as a relatively new business, including risks related to our ability to implement our business plan;

         o obtain capital necessary to continue operations and implement our business plan;

         o   anticipate and adapt to changes in the market;

         o   find, acquire and develop new wholesale and retail properties;

         o   administer and manage our operations; and

         o   successfully compete in the retail nursery industry.

         If we fail to successfully manage these risks, our operations and financial condition will suffer, and we may fail.

WE HAVE INCURRED SUBSTANTIAL LOSSES SINCE OUR INCEPTION AND MAY CONTINUE TO INCUR LOSSES IN THE FUTURE.

We have experienced net losses in each twelve-month period since inception, with a retained deficit of approximately $3,945,234 as of September 30, 2006. As we continue to invest in the purchase of new properties or businesses, and to expand our wholesale and retail operations, it is unlikely we will become profitable in the near future. Even if we do become profitable, we may not be able to maintain profitability or to increase profitability in the future.

OUR ACCOUNTANTS HAVE INCLUDED AN EXPLANATORY PARAGRAPH IN OUR FINANCIAL STATEMENTS REGARDING OUR STATUS AS A "GOING CONCERN."

         Our consolidated financial statements have been prepared on the assumption that our Company will continue as a going concern. Our independent registered public accounting firm has issued its report dated August 12, 2006 with respect to our financial statements for the fiscal year ended June 30, 2006 that includes an explanatory paragraph stating that recurring losses raise substantial doubt about our ability to continue as a going concern. Our product line is limited, and it has been necessary to rely upon financing from the issuance of promissory notes and the sale of our equity securities to sustain operations in the past. Additional financing will be required if we are to continue as a going concern.

IF WE CANNOT RAISE SUFFICIENT CAPITAL AT REASONABLE PRICES, WE MAY BE UNABLE TO MEET EXISTING OBLIGATIONS OR ADEQUATELY EXPLOIT EXISTING OR FUTURE OPPORTUNITIES.

         As of September 30, 2006, we had $49,912 in cash and cash equivalents and a working capital account deficit of $2,677,784. We need to obtain significant additional working capital to implement our business plan of expanding our retail nursery operations and to be able to meet our financial obligations as they become due. We may not be able to raise the additional capital needed, or we may be forced to pay an extremely high price for capital. Factors affecting the availability and price of capital may include the following:

         o   the availability and cost of capital generally;

         o   our financial results;

         o market interest, or lack of interest, in our industry and business plan;

         o   the success of our business;

         o   the amount of our capital needs; and

         o the amount of debt, options, warrants and convertible securities we have outstanding.

If we cannot raise sufficient capital or are forced to pay a high price for capital, we may be unable to meet current or future obligations or adequately exploit existing or future opportunities. If we are unable to obtain capital for an extended period of time, we may be forced to discontinue operations.

WE HAVE PLEDGED A SIGNIFICANT PORTION OF OUR ASSETS TO SECURE FINANCING AGREEMENTS, AND IF WE DEFAULT UNDER SUCH ARRANGEMENTS, OUR CREDITORS MAY FORECLOSE ON OUR PLEDGED ASSETS.

         We have pledged substantially all of our assets to secure notes payable funding each of our farms and commercial properties and to secure other indebtedness. Governing security agreements grant our creditors the rights and remedies that are commonly provided a secured creditor. If we default under such arrangements, such creditors may foreclose on, seize, and dispose of all pledged assets.

OUR EXPANSION INTO THE RETAIL NURSERY BUSINESS CREATES NUMEROUS ADDITIONAL
RISKS.

         We recently opened our first retail nursery in Midland, Texas and plan to establish additional retail stores throughout Texas and the surrounding area over the next several years. Our business plans anticipate our becoming an integrated wholesale retail operation. Our foray into the retail nursery business may fail for various reasons, including the following:

         o We do not have experience in the retail nursery business and may have failed to properly anticipate marketing needs, operating costs, inventory costs, competition for retail employees and other important aspects of the nursery retail business.

         o We may be unable to draw customers from, and compete with, large stores such as Home Depot or Wal-Mart, which dominate the markets we hope to penetrate. Such stores have established reputations, customer bases and significant amounts of capital. Such capital could be used to increase their advertising, offer goods at a price that is below our production or purchase costs (even if at a short-term loss) or aggressively compete in other ways.

         o If initial sales are slower than expected, we may not have, or may be unable to obtain, the capital necessary to continue operation of our initial retail store or subsequent stores until sales expand.

         o We may be unable to supply all variety or quantities of trees, shrubs, flowers and other plants for our retail store. If not, plant inventory may not be available from other sources or may be available only at a high cost.

         o We do not have, or expect to have, in place long-term supply agreements for non-plant items typically sold at retail stores, such as containers, fertilizers and tools. We may be unable to purchase such inventory at cost that will permit us to be competitive with the big box stores on those items.

         We have invested significantly in, and borrowed extensively in order to fund, our new retail nursery business. The failure of our retail business to grow as expected or for individual stores to become profitable within a reasonable time after opening would likely create a significant liquidity problem and otherwise materially adversely affect our business, our operations, and our financial condition.

WE ARE REQUIRED TO MAKE PAYMENTS UNDER OUTSTANDING NOTES IN AMOUNTS EXCEEDING OUR EXISTING CASH AND CASH EQUIVALENTS BEGINNING IN 2007.

         We have issued convertible and nonconvertible notes to fund operations having a principal amount of $7,141,718 as of September 30, 2006. Of these notes, $6,381,719 are secured by our farming and commercial properties, and by trees contained in inventory. As of September 30, 2006, our monthly interest payment with respect to such notes was approximately $61,825 per month, and we are required to begin paying down principal on these notes at various times beginning in 2007.

         The amounts payable under our outstanding notes in the current fiscal year exceed our current cash and cash equivalents. If we default on payments under these notes, the holders will have the right to accelerate principal and interest payments and pursue remedies available at law and under governing documents. The exercise of such remedies would likely result in our insolvency.

WE MAY BE UNABLE TO SELL A PORTION OF OUR PROPERTY IN SAN ANGELO, TEXAS OR OTHERWISE OBTAIN CAPITAL IN ORDER TO BUILD A RETAIL STORE ON THAT SITE, WHICH IS AN IMPORTANT COMPONENT OF OUR BUSINESS PLAN.

         We own approximately 7 acres of commercial property in San Angelo, Texas, a portion of which we plan to sell to partially fund the construction of a retail store. We have not begun marketing such property and do not have any commitments from any parties to purchase such property. Even if a portion of the San Angelo property were sold, we would likely need additional capital in order to complete the construction of a retail store on that site. We do not have the capital in order to build the retail store and do not have any commitments to provide capital. Because we are unprofitable and already highly leveraged, we may be unable to obtain capital necessary to commence or complete construction of a retail store. Even if we are able to obtain needed capital, we may not obtain it on a timely basis and may be forced to pay a high price for capital.

Our business plan anticipates that we will be able to complete construction of, and open, a store in San Angelo Texas by the spring of 2008, which is the primary revenue store for a retail nursery. If we fail, because of the absence of capital or for other reasons, to complete timely construction of that store, our revenues for 2008 will be less than expected, and our results of operations will be harmed, in part because we will continue to have debt obligations associated with the San Angelo site but may not have a commensurate amount of revenue in order to fund the debt.

WE MAY BE UNABLE TO CONTINUE TO IDENTIFY APPROPRIATE ACQUISITION TARGETS OR CONSUMMATE ACQUISITIONS OF THOSE TARGETS, AND IF WE ARE UNABLE TO DO SO OUR BUSINESS WILL NOT CONTINUE TO GROW AS PLANNED.

         Our business plan anticipates growth in part through continued acquisition of farming and retail properties or businesses. We may be unable to implement that acquisition strategy for several reasons, including the following:

    o We may be unable to locate suitable nursery businesses or properties for acquisition for various reasons, including:
         o   the absence of such businesses or properties;
         o our lack of knowledge of such businesses or properties or the fact that they are for sale;
         o our lack of sufficient working capital to conduct an adequate search for potential acquisition targets, and to conduct the due diligence necessary to evaluate the appropriateness of a potential target; and
         o our lack of expertise or experience in evaluating or operating the types of businesses or properties that are for sale.

     o The owners of businesses and properties that we are interested in acquiring may be unwilling to sell to us for various reasons, including:
         o an unwillingness to accept our restricted equity securities or a promissory note as consideration;
         o a desire to receive cash and a lack of confidence in our ability to obtain the cash necessary to close;
         o concerns with our ability to operate the business profitably or appropriately, and
         o a desire to be acquired by a larger company for strategic or personal reasons (including the desire to be employed by a larger, more stable acquirer).

     o We may be unable to raise the capital necessary to purchase those businesses or properties that we identify as potential acquisition targets quickly enough or at all in order to be able to consummate desired acquisitions.

If we cannot continue to identify appropriate acquisition targets and consummate acquisitions, our business will not continue to grow as planned.

WE MAY BE UNABLE TO MANAGE SIGNIFICANT GROWTH.

         To successfully implement our business strategy, we must establish and achieve substantial growth in our customer base through expansion of production and sales from existing properties, through business acquisitions, and through expansion into the retail nursery business. If achieved, significant growth would place significant demands on our management and systems of financial and internal controls, particularly because of the number business locations from which we operate or expect to operate. Moreover, significant growth would require an increase in the number of our personnel, particularly within sales, accounting and management. The market for such personnel remains highly competitive, and we may not be able to attract and retain the qualified personnel required by our business strategy. If successful in expanding our business, we may outgrow our present management capacity, placing additional strains on our human resources in trying to locate, manage and staff multiple locations. If we are unable to adequately manage our projected growth, our operations and financial condition may fail to improve, or even deteriorate.

WE ARE DEPENDENT UPON KEY PERSONNEL, AND THE LOSS OF SUCH PERSONNEL COULD SIGNIFICANTLY IMPAIR OUR ABILITY TO IMPLEMENT OUR BUSINESS PLAN.

         We are highly dependent upon the efforts of management, particularly Kirk Fischer, our Chairman and Chief Executive Officer, KC Holmes, our President and Chief Financial Officer, Curtis Schmid, our President of S&S Plant Farm, and Jim Fischer, our Vice President of Arizona Tree Operations. Competition for management personnel is intense, and the number of qualified managers knowledgeable about, and interested in, the tree and shrub nursery industry is limited. As a result, we may be unable to retain our key management employees or attract other highly qualified employees in the future. In addition, the large number of shares of common stock issued to our officers and directors to date are not subject to repurchase rights if such persons terminate employment with us, decreasing our ability to provide equity-based incentive for new management. We may be required to offer significant salaries and equity-based compensation in order to retain or attract qualified management personnel and key employees. If we are unsuccessful in retaining or attracting such employees, the reduction in the quantity or quality of personnel may lead to a decline in our production, sales or service capacity.

OUR FARMS ARE CURRENTLY OUR PRIMARY SOURCE OF REVENUE AND ARE VULNERABLE TO INSECTS, DISEASE, WEATHER, DROUGHT, FIRE AND OTHER NATURAL HAZARDS.

         Our tree and shrub farms are currently our primary source of revenue. In addition, as we expand into the retail business, our ability to offer competitive prices will be dependent upon our ability to produce a substantial portion of our inventory. The various plant varieties that we grow on the farms are subject to risks associated with disease, insects, weather, drought, fire and other natural hazards. We cannot prevent or predict the impact of disease, insects, weather, drought, fire or other natural hazards on our trees, shrubs and plants. If our trees, shrubs and plants we grow are damaged or destroyed by any of those elements, we could suffer a significant loss of revenue and assets. The loss would be particularly significant if the affected plants were the Eldarica Pine, which accounted for approximately 46% of our revenue in Fiscal 2005 and 28% of our sales in Fiscal 2006.

TRADING IN OUR COMMON STOCK IS THIN, AND THERE IS A LIMIT TO THE LIQUIDITY OF OUR COMMON STOCK.

         Our common stock is quoted on the OTC Pink Sheets but experiences extremely low volume and is traded on a sporadic basis. Trading in our common stock is likely to be dominated by a few individuals. Because of the thinness of the market for our stock, the price of our common stock may be subject to manipulation by one or more stockholders and may increase or decrease significantly because of buying or selling by a single stockholder. In addition, the low volume of trading limits significantly the number of shares that one can purchase or sell in a short period of time. Consequently, an investor may find it more difficult to dispose of large numbers of shares of our common stock or to obtain a fair price for our common stock in the market.

EVEN IF A BROADER MARKET FOR OUR COMMON STOCK DEVELOPS, THE MARKET PRICE FOR OUR COMMON STOCK WILL LIKELY CONTINUE TO BE VOLATILE AND MAY CHANGE DRAMATICALLY AT ANY TIME.

         Our common stock is quoted on the OTC Pink Sheets, but experiences extremely low volume and is traded on a sporadic basis. Even if a broader market for our common stock develops, the market price of our common stock, like that of the securities of other early-stage companies, can be expected to be highly volatile. Our stock price may change dramatically as the result of announcements of our quarterly results, the execution or termination of significant contracts, significant litigation or other factors or events that would be expected to affect our business or financial condition, results of operations and other factors specific to our business and future prospects. In addition, the market price for our common stock may be affected by various factors not directly related to our business, including the following:

         o intentional manipulation of our stock price by existing or future shareholders;

         o   short selling of our common stock or related derivative securities;

         o a single acquisition or disposition, or several related acquisitions or dispositions, of a large number of our shares;

         o the interest, or lack of interest, of the market in our business sector, without regard to our financial condition or results of operations;

         o the adoption of governmental regulations and similar developments in the United States or abroad that may affect our ability to offer our products and services or affect our cost structure; and

         o economic and other external market factors, such as a general decline in market prices due to poor economic indicators or investor distrust.

OBTAINING ADDITIONAL CAPITAL THROUGH THE FUTURE SALE OF COMMON STOCK AND DERIVATIVE SECURITIES WILL RESULT IN DILUTION OF SHAREHOLDER INTERESTS.

         We plan to raise additional funds in the future by issuing additional shares of common stock, or securities such as convertible notes, options, warrants or preferred stock that are convertible into common stock. Any such sale of common stock or other derivative securities will lead to further dilution of the equity ownership of existing holders of our common stock.

OUR COMMON STOCK IS A "LOW-PRICED STOCK" AND SUBJECT TO REGULATION THAT LIMITS OR RESTRICTS THE POTENTIAL MARKET FOR OUR STOCK.

         Shares of our common stock may be deemed to be "low-priced" or "penny stock," resulting in increased risks to our investors and certain requirements being imposed on some brokers who execute transactions in our common stock. In general, a low-priced stock is an equity security that:

         o   Is priced under five dollars;

         o Is not traded on a national stock exchange, the NASDAQ Global Market or the NASDAQ Capital Market;

         o   May be listed in the OTC Pink Sheets or the OTC Bulletin Board;

         o Is issued by a company that has less than $5 million in net tangible assets (if it has been in business less than three years) or has less than $2 million in net tangible assets (if it has been in business for at least three years); and

         o Is issued by a company that has average revenues of less than $6 million for the past three years.

         We believe that our common stock is presently a "penny stock." At any time the common stock qualifies as a penny stock, the following requirements, among others, will generally apply:

         o Certain broker-dealers who recommend penny stock to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.

         o Prior to executing any transaction involving a penny stock, certain broker-dealers must deliver to certain purchasers a disclosure schedule explaining the risks involved in owning penny stock, the broker-dealer's duties to the customer, a toll-free telephone number for inquiries about the broker-dealer's disciplinary history and the customer's rights and remedies in case of fraud or abuse in the sale.

         o In connection with the execution of any transaction involving a penny stock, certain broker-dealers must deliver to certain purchasers the following:

             o    bid and offer price quotes and volume information;

             o    the broker-dealer's compensation for the trade;

             o the compensation received by certain salespersons for the trade;

             o monthly accounts statements; and a written statement of the customer's financial situation and investment goals.

ITEM 3. CONTROLS AND PROCEDURES

         (a) Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our chief executive officer and our chief financial officer have concluded that, for the reasons set forth in the following paragraph as of September 30, 2006, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods required by governing rules and forms.

         In the course of preparing this Report, we were unable to complete, and permit third parties to review and approve, all the financial statements and other information necessary to ensure a complete and accurate filing prior to the deadline for filing such Report. Because this is the first Quarterly Report on Form 10-QSB we have filed under the Exchange Act since the registration of our common stock on Form 10-SB, we initially underestimated the time and effort necessary to timely complete and file the Report. We are reviewing the controls and procedures necessary to ensure timely and accurate filing for future reports.

         (b) There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         We are not aware of any pending or threatened legal proceedings that, singly or in the aggregate, would reasonably be expected to have a material adverse effect on our business, financial condition, or results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Between July and September 2006, we issued 45,714 shares of common stock to investors for $32,000. The offer and sale of such shares of our common stock were effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and rules promulgated thereunder, based upon the following: (a) the investors confirmed to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5.  OTHER INFORMATION

         On July 1, 2006 we entered into a Modification and Extension of Trust Deed Note on a Trust Deed originally entered into August 22, 2003 between us, Monitor Finance, L.C. and First Capital Funding, L.C. Under the Modification we agreed that the current balance due is $284,291.07.

         On July 1, 2006 we entered into a Modification and Extension of Trust Deed Note on a Trust Deed originally entered into March 31, 2004 between us, Monitor Finance, L.C. and First Capital Funding, L.C. Under the Modification we agreed that the current balance due is $375,278.99.

         On July 1, 2006 we entered into a Modification and Extension of Trust Deed Note on a Trust Deed originally entered into February 24, 2005 between us, Monitor Finance, L.C. and First Capital Funding, L.C. Under the Modification we agreed that the current balance due is $101,147.82.

         On July 12, 2006 we executed a Promissory Note with Gary Rowbotham in the amount of $150,000 with a maturity date of November 12, 2006, with simple interest of 24% per annum, and secured by common shares held by KC Holmes.*

         On July 28, 2006 we executed an unsecured Promissory Note with Rocky Fischer in the amount of $30,000 with a maturity date of October 28, 2006 and with simple interest of 24% per annum.**

         On August 4, 2006 we executed an unsecured Promissory Note with Rocky Fischer in the amount of $20,000 with a maturity date of November 4, 2006 and with simple interest of 24% per annum.**

         On August 11, 2006 we executed an unsecured Promissory Note with Rocky Fischer in the amount of $50,000 with a maturity date of November 11, 2006 and with simple interest of 24% per annum.**

         On August 15, 2006 we entered into an Extension of Real Estate Lien Note on a note in the amount of $200,000 originally entered into September 15, 2005 and first extended on March 15, 2006 by and between us and Mark Reis and Rocky Fischer as his assign. Under the Extension, we agreed to immediately pay $6,000 of the remaining $56,000 principal amount, $500 for legal fees, and $1,120 for interest. The note was extended to a new maturity date of October 15, 2006.

         On August 17, 2006 we executed a Promissory Note with Swan and Gardiner in the amount of $60,000 with a maturity date of December 15, 2006, with simple interest of 24% per annum, and secured by 4,611 trees from our Major Trees Tucson Farm valued at $120,000.*

         On September 15, 2006 we executed an unsecured Promissory Note with Eric Engberg in the amount of $80,000 with a maturity date of January 15, 2007 and with simple interest of 24% per annum.**

         On October 6, 2006 we executed an unsecured Promissory Note with Eason Horticultural Resources, Inc. in the amount of $86,713.04 with a maturity date of October 25, 2008 and with interest of 12% per annum. Under the Note we agreed to pay $4,081.88 per month for 24 months beginning October 25, 2006.

         On October 13, 2006 we executed an unsecured Promissory Note with Philip Oleson in the amount of $30,000 with a maturity date of December 13, 2006 and with simple interest of 24% per annum.**

         On October 27, 2006 we executed an unsecured Promissory Note with Mike Tempest in the amount of $50,000 with a maturity date of February 1, 2007 and with simple interest of 24% per annum plus an origination fee of $2,000. Under the Note, we agree to pay on February 1, 2007 a total of $50,000 plus $5,000. We also agree to a %5,000 penalty for each month the Note is not paid after March 1, 2007.**

         On October 31, 2006 we executed an unsecured Promissory Note with BWI Companies, Inc. in the amount of $185,814.93 with a maturity date of September 30, 2007 and interest of 9% per annum. Under the Note we agreed to pay $8,860.00 per month beginning October 31, 2006 through August 31, 2007 with the remainder of the unpaid principal and any accrued and unpaid interest due September 30, 2007.

---------------------------------------------

*  Executed on Penge Corp's Form of Secured Promissory Notes attached hereto as
   Exhibit 10.7

** Executed on Penge Corp's Form of Unsecured Promissory Note attached hereto as
   Exhibit 10.8

ITEM 6.  EXHIBITS

     See the Exhibit Index attached hereto following the signature page.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Penge Corp
                                           -------------------------------------


    November 14, 2006                      By: /s/ Kirk Fischer
---------------------------                -------------------------------------
          Date                             Kirk Fischer, Chief Executive Officer


    November 14, 2006                      By: /s/ KC Holmes
---------------------------                -------------------------------------
          Date                             KC Holmes, Chief Financial Officer


                                                    EXHIBIT INDEX

  EXHIBIT NO.                          EXHIBIT                           INCORPORATED BY REFERENCE/ FILED HEREWITH
----------------  ---------------------------------------------------    ------------------------------------------
     10.1         Modification and Extension of Trust Deed Note          Filed herewith
                  between Penge Corporation, Monitor Finance, L.C.,
                  and First Capital Funding, L.C. in the amount of
                  $284,291.07 dated July 1, 2006

     10.2         Modification and Extension of Trust Deed Note          Filed herewith
                  between Penge Corporation, Monitor Finance, L.C.,
                  and First Capital Funding, L.C. in the amount of
                  $375,278.99 dated July 1, 2006

     10.3         Modification and Extension of Trust Deed Note          Filed herewith
                  between Penge Corporation, Monitor Finance, L.C.,
                  and First Capital Funding, L.C. in the amount of
                  $101,147.82 dated July 1, 2006

     10.4         Extension of Real Estate Lien Note between Penge       Filed herewith
                  Corporation and Mark Reis and his assign Rocky
                  Fischer dated August 15, 2006

     10.5        $86,713.04 Promissory Note between Penge                Filed herewith
                  Corporation and Eason Horticultural Resources,
                  Inc. dated October 6, 2006

     10.6        $185,814.93 Promissory Note between Penge               Filed herewith
                  Corporation and BWI Companies, Inc.

     10.7         Form of Secured Promissory Note                        Filed herewith

     10.8         Form of Unsecured Promissory Note                      Filed herewith

     31.1         Section 302 Certification of Chief Executive           Filed herewith
                  Officer

     31.2         Section 302 Certification of Chief Financial           Filed herewith
                  Officer

     32.1         Section 906 Certification of Chief Executive           Filed herewith
                  Officer

     32.2         Section 906 Certification of Chief Financial           Filed herewith
                  Officer

-----------------------------------------
