Form 10QSB
period 2006-12-31
PENGE CORP
filed 2007-02-13
CIK 1222557

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________


                                   PENGE CORP.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                      000-52180                71-0895709
-----------------------------    ---------------------     ---------------------
(State or other jurisdiction     (Commission File No.)        (IRS Employer
     of incorporation)                                      Identification No.)

                             1501 NORTH FAIRGROUNDS
                              MIDLAND, TEXAS 79705
         --------------------------------------------------------------
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (423) 683-8800

Check mark whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Act): YES [ ] NO [X]

As of December 31, 2006 the issuer had 24,832,745 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

================================================================================

                           PENGE CORP AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2006

                          PENGE CORP. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                    CONTENTS

                                                                           PAGE

   -- Unaudited Condensed Consolidated Balance Sheets,
        December 31, 2006 and June 30, 2006                                  1

   -- Unaudited Condensed Consolidated Statements of
        Operations, for the three and six months ended
        December 31, 2006 and 2005                                           3

   -- Unaudited Condensed Consolidated Statements of
        Cash Flows, for the six months ended
        December 31, 2006 and 2005                                           4

   -- Notes to Unaudited Condensed Consolidated Financial
        Statements                                                           7

                                    PENGE CORP. AND SUBSIDIARIES
                           UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                               ASSETS

                                                                   December 31,       June 30,
                                                                       2006             2006
                                                                 ---------------   ---------------
CURRENT ASSETS:
 Cash                                                            $        76,848   $       111,915
 Accounts receivable, net of $23,685 and $6,193 of
   allowance for doubtful accounts for December 2006
   and June 2006                                                          88,487            89,062
 Inventories                                                           2,806,137         2,442,469
 Prepaid expenses                                                            430             4,769

                                                                 ---------------   ---------------
       Total Current Assets                                            2,971,902         2,648,215

PROPERTY, PLANT AND EQUIPMENT, net                                     4,430,686         4,710,650

LAND HELD FOR SALE                                                     1,636,675         1,636,675

OTHER ASSETS:
 Deferred loan costs                                                      19,859               229
 Goodwill                                                                150,000           150,000
 Definite-life intangible assets, net                                      8,555            13,490

                                                                 ---------------   ---------------
       Total Other Assets                                                178,414           163,719
                                                                 ---------------   ---------------
                                                                 $     9,217,677   $     9,159,259
                                                                 ===============   ===============




                                             [CONTINUED]



                                     PENGE CORP. AND SUBSIDIARIES
                           UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                  LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)

                                             (CONTINUED)

                                                                   December 31,         June 30,
                                                                       2006               2006
                                                                 ---------------    ---------------
CURRENT LIABILITIES:
 Current portion of notes payable                                      1,565,979            940,272
 Current portion of related party notes payable                          443,976            266,863
 Current portion of convertible notes payable                          1,835,653            918,125
 Current portion of related party convertible notes payable              250,000            150,000
 Current Portion of Lease Liability                                       69,313             63,700
 Accounts payable                                                        878,705          1,320,214
 Related party accounts payable                                          240,628            217,590
 Customer deposits                                                        80,000                  -
 Current derivative liabilities                                           62,246             56,203
 Other accrued liabilities                                               397,924            284,040
                                                                 ---------------    ---------------
     Total Current Liabilities                                         5,824,424          4,217,007

LONG-TERM DEBT:
 Notes payable, less current portion                                   1,500,135          1,500,154
 Related party notes payable, less current portion                       721,692            771,760
 Convertible notes payable, less current portion                         840,731          1,578,156
 Related party convertible notes payable,
 less current portion                                                    450,000            550,000
 Long-term capital lease obligations, less current portion               221,216            255,597
 Deferred income                                                          18,339             23,310

                                                                 ---------------    ---------------
     Total Long-term Debt                                              3,752,113          4,678,977
                                                                 ---------------    ---------------
                                                                       9,576,537          8,895,984
                                                                 ---------------    ---------------

STOCKHOLDERS' EQUITY (DEFICIT):
 Preferred stock, $.001 par value, 10,000,000                                  -                  -
   shares authorized, no shares issued and outstanding                         -                  -
 Common stock, $.001 par value, 50,000,000 shares
   authorized, 24,832,745 and 24,515,730 shares
   issued and outstanding, respectively                                   24,779             24,516
 Additional paid-in capital                                            3,788,545          3,637,593
 Accumulated (Deficit)                                                (4,172,184)        (3,398,834)

                                                                 ---------------    ---------------
     Total Stockholders Equity (Deficit)                                (358,860)           263,275
                                                                 ---------------    ---------------
                                                                 $     9,217,677    $     9,159,259
                                                                 ===============    ===============




                                            PENGE CORP. AND SUBSIDIARIES
                             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    For the Three Months                 For the Six Months
                                                     Ended December 31,                  Ended December 31,
                                              -------------------------------     -------------------------------
                                                   2006             2005               2006             2005
                                              --------------   --------------     --------------   --------------
NET REVENUES:
 Sales, net                                   $      720,045   $    1,229,954     $    1,021,821   $    1,432,737

COST OF GOODS SOLD                                   302,691          904,769            536,318        1,087,789
                                              --------------   --------------     --------------   --------------

GROSS PROFIT                                         417,354          325,185            485,503          344,948
                                              --------------   --------------     --------------   --------------
OPERATING EXPENSES:
 Salaries, Wages and Related                         133,867          135,609            369,979          298,411
 Expenses
 Consulting                                                -           16,125                  -           16,125
 Advertising                                           5,044              371             15,057            1,926
 Other General and Administrative                    142,288           78,455            265,873          163,546
                                              --------------   --------------     --------------   --------------

       Total Operating Expenses                      281,199          230,560            650,909          480,008
                                              --------------   --------------     --------------   --------------

INCOME (LOSS) FROM OPERATIONS                        136,155           94,625           (165,406)        (135,060)
                                              --------------   --------------     --------------   --------------

OTHER INCOME (EXPENSE):
 Interest income                                           -                8                 56              148
 Interest expense related party                      (73,974)         (44,163)          (123,541)         (54,475)
 Interest expense                                   (218,509)        (150,997)          (382,760)        (272,725)
 Note Conversion/Stock Expense                       (32,215)         (85,657)           (32,215)         (85,657)
 Other income (expense)                              (38,410)          (7,934)           (69,484)         (14,006)
                                              --------------   --------------     --------------   --------------

       Total Other (Expense)                        (363,108)        (288,743)          (607,944)        (426,715)
                                              --------------   --------------     --------------   --------------
LOSS BEFORE INCOME TAXES                            (226,953)        (194,118)          (773,350)        (561,775)

CURRENT TAX EXPENSE                                        -                -                  -                -
CURRENT TAX (BENEFIT)                                      -                -                  -                -
                                              --------------   --------------     --------------   --------------
NET LOSS                                      $     (226,953)  $     (194,118)    $     (773,350)  $     (561,775)
                                              ==============   ==============     ==============   ==============
BASIC AND DILUTED LOSS
 PER COMMON SHARE                             $        (0.01)  $        (0.01)    $        (0.03)  $        (0.02)
                                              ==============   ==============     ==============   ==============
WEIGHTED AVERAGE SHARES
 OUTSTANDING                                      24,655,942       23,395,644         24,604,002       23,260,317
                                              --------------   --------------     --------------   --------------






                                      PENGE CORP. AND SUBSIDIARIES
                       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         For the Six Months
                                                                          Ended December 31,
                                                                   ----------------------------------
                                                                        2006               2005
                                                                   ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                          $      (773,350)   $      (561,775)
 Adjustments to reconcile net loss to net cash used by
   operating activities:
      Amortization of deferred loan costs                                   31,442             20,432
      Change in deferred loan costs                                        (23,554)            17,995
      Change in allowance for bad debts                                      2,974                800
      Depreciation and amortization                                         77,401            170,609
      Contingent derivative liabilities                                      6,043                 24
        Accounts receivable                                                 (2,399)           (94,584)
        Inventories                                                       (221,725)          (532,361)
        Prepaid expenses                                                     3,271            (12,522)
        Refundable deposits                                                                       560
        Accounts payable                                                  (168,981)           (71,502)
        Accrued liabilities                                                145,206            433,677
        Customer deposits                                                   80,000                  -
                                                                   ---------------    ---------------
          Net Cash Used by Operating Activities                           (843,672)          (628,647)
                                                                   ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for property and equipment                                       (23,648)          (483,133)
 Proceeds for property and equipment                                       141,193                  -
                                                                   ---------------    ---------------
          Net Cash Provided (Used) by Investing Activities                 117,545           (483,133)
                                                                   ---------------    ---------------




                                              [Continued]



                                      PENGE CORP. AND SUBSIDIARIES
                       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (CONTINUED)

                                                                           For the Six Months
                                                                           Ended December 31,
                                                                   ----------------------------------
                                                                         2006               2005
                                                                   ---------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Changes in related party advances                                          23,038             13,728
 Proceeds from notes payable                                               422,500            322,500
 Payments on notes payable                                                  (6,395)              (436)
 Proceeds from related party notes payable                                 100,000            102,270
 Payments on related party notes payable                                   (23,893)           (19,813)
 Proceeds from convertible notes payable                                   150,000            412,500
 Payments on convertible notes payable                                      (9,422)                 -
 Proceeds from capital lease obligations                                                       38,888
 Payments on capital lease obligations                                     (28,768)                 -
 Proceeds from stock subscription receivables                                    -            143,277
 Proceeds from issuance of common stock                                     64,000             26,500
                                                                   ---------------    ---------------
      Net Cash Provided by Financing Activities                            691,060          1,039,413
                                                                   ---------------    ---------------

INCREASE IN CASH AND EQUIVALENTS                                           (35,067)           (72,366)

CASH AND EQUIVALENTS AT THE BEGINNING OF
 THE PERIOD                                                                111,915            338,291

                                                                   ---------------    ---------------
CASH AND EQUIVALENTS AT THE END OF THE PERIOD                      $        76,848    $       265,925
                                                                   ===============    ===============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
   Interest                                                        $       368,793    $       284,832
   Income Taxes                                                    $             -    $             -



                                              [Continued]

                                                   5

                          PENGE CORP. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
 ACTIVITIES:

 FOR THE SIX MONTHS ENDED DECEMBER 31, 2006

    In August 2006, the Company paid $6,000 towards and a related party assumed $50,000 of a $56,000 note payable.

    In October 2006, the Company issued 8,572 shares of common stock valued at $15,585 to satisfy the decrease in the private placement share price of $0.70 to $0.55.

    In October 2006, the Company executed two Promissory Notes for outstanding accounts payable for a total of $272,528 with BWI and Eason Horticulture Resources.

    In November 2006, the Company issued 50,000 shares of common stock valued at $27,500 as part of a secured Promissory note.

    In November 2006, the Company issued 100,000 shares of common stock valued at $55,000 as part of a Commercial Lease agreement.

 FOR THE SIX MONTHS ENDED DECEMBER 31, 2005

    During the year, a related party paid $72,169 from the sale of personal property against a note payable of the Company.

    In November 2005, the Company entered into a Capital Equipment lease agreement which netted the Company $38,888 over the carrying value of the leased assets.

    In December 2005, the Company received 408,296 shares of treasury stock to satisfy a subscription receivable.

    In December 2005, the Company entered into a secured, convertible Promissory Note for $242,000 for 119.47 acres in Midland, Texas.

    In December 2005, notes payable of $300,000 plus accrued interest were converted into 1,091,995 shares of stock.

    In December 2005, the Company assumed a note of a related party and reduced the related party's note by $133,000.

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

    Major Trees, Inc. ("MT Subsidiary") was organized under the laws of the State of Arizona on December 29, 1993.

    S&S Plant Farms, Inc. ("S&S Subsidiary") was organized under the laws of the State of Texas on February 23, 1995.

    Texas Landscape Center, Inc. ("TLC Subsidiary") was organized under the laws of the State of Texas on September 1, 2005. The subsidiary was organized by the Parent and as such, became a wholly owned subsidiary of the Parent. The financial statements include operations of Texas Landscape Center, Inc from September 1, 2005 through December 31, 2006.

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

    CASH AND CASH EQUIVALENTS - The Company considers all highly-liquid debt investments purchased with an original maturity of three months or less to be cash equivalents. The Company had $0 and $0 in excess of federally insured limits at December 31, 2006 and June 30, 2006, respectively.

                                    Continued

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    ACCOUNTS RECEIVABLE - Accounts receivable consist of trade receivables arising in the normal course of business. At December 31, 2006 and June 30, 2006, the Company has an allowance for doubtful accounts of $23,685 and $6,193, respectively, which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company estimates allowances for doubtful accounts based on the aged receivable balances and historical losses. The Company records interest income on delinquent accounts receivable only when payment is received. The Company first applies payments received on delinquent accounts receivable to eliminate the outstanding principal. The Company charges off uncollectible accounts receivable when management estimates no possibility of collecting the related receivable. The Company considers accounts receivable to be past due or delinquent based on contractual terms.

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

                                    Continued

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    PRODUCT WARRANTY - The Company does not warranty their agricultural products against damage that may occur prior to delivery to the customer. The Company does warrant trees and shrubs sold through the one retail site. At December 31, 2006 and June 30, 2006, the Company has established a reserve for future warranty expense of $4,540 and $0, respectively.

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

    ADVERTISING COSTS - Cost incurred in connection with advertising of the Company's products are expensed as incurred. Such costs amounted to $5,044 and $371 for the three months ended December 31, 2006 and December 31, 2005 respectively and $15,057 and $1,926 for the six months ended December 31, 2006 and December 31, 2005, respectively.

    LEASE COMMITTMENTS - The Company accounts for lease commitments in accordance with SFAS 98, wherein the underlying assets are capitalized and the capital lease obligation recorded if the lease commitments meet the requirement for capitalization. All other lease obligations accounted are accounted for as operating leases wherein payments are expensed as the obligation arises [See Note 11].

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

    During the periods presented in the accompanying financial statements, the Company has granted options under its 2002 Stock Incentive Plan. The Company has adopted the provisions of SFAS No. 123R using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123R. Under this transition method, compensation expense recognized


                                    Continued

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    during the year ended June 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of July 1, 2005, and (b) compensation expense for all share-based awards granted on or after July 1, 2005. Accordingly, no compensation cost has been recognized for grants of options to employees and directors in the accompanying statements of operations with an associated recognized tax benefit of $0 of which $0 was capitalized as an asset for the period ended December 2006 and 2005 respectively. In accordance with the modified-prospective transition method, the Company's financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123R. Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2005 consistent with the provisions of SFAS No. 123R, the Company's net loss and basic net loss per common share would have been increased to the pro forma amounts indicated below:

                                                                  December 31,
                                                                      2005
                                                                 --------------

          Net loss, as reported                                  $    (561,775)
          Add:  Stock-based employee
            compensation expense included in
            reported net loss                                                -
          Deduct:  Total stock-based employee
            compensation expense determined
            under fair value based method                                    -
                                                                 --------------
          Net loss                                                    (561,775)
                                                                 --------------
          Loss per common share, as reported                     $       (0.02)
          Loss per common share, pro forma                       $       (0.02)

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

    RECLASSIFICATION - The financial statements for the period ended prior to December 31, 2006 have been reclassified to conform to the headings and classifications used in the December 31, 2006 financial statements.

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

NOTE 3    INVENTORIES

    Inventories consist of the following at:

                                                      December 31,        June 30,
                                                          2006              2006
                                                     --------------    --------------
          Raw Materials                              $       19,471    $       97,904
          Finished Goods                                  2,816,206         2,369,565
          Allowance for obsolete / slow
            moving inventory                                (25,000)          (25,000)
          Warranty Reserve                                   (4,540)                -
                                                     --------------    --------------
                                                     $    2,806,137    $    2,442,269
                                                     ==============    ==============

    Most of the Company's inventories are collateral on various notes payable [See Notes 7, 8, 9 and 10].

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4    PROPERTY, PLANT AND EQUIPMENT

    Property and equipment consist of the following at:

                                                 Estimated
                                              Useful Lives of     December 31,      June 30,
                                               Assets (Years)         2006            2006
                                             -----------------   -------------   -------------
      Office furniture and equipment               1 - 10        $      80,886   $      78,944
      Retail furniture and equipment               1 - 10              620,645         613,113
      Farm equipment                               2 - 15            2,369,968       2,540,857
      Buildings                                   20 - 30            1,397,138       1,394,278
      Land                                     not applicable          592,753         592,753
      Construction in Progress                 not applicable          113,510          15,539
                                                                 -------------   -------------
      Total                                                          5,174,900       5,235,484
      Less accumulated depreciation                                   (744,214)       (524,834)
                                                                 -------------   -------------

      Property, Plant and Equipment, net                         $   4,430,686   $   4,710,650
                                                                 =============   =============

    Depreciation expense for the six months ended December 31, 2006 and 2005 was $50,614 and $3,805, respectively. All of the Company's property and equipment are collateral for certain notes payable [See Notes 7, 8, 9 and 10].

NOTE 5    LAND HELD FOR RESALE

    FARM LAND - On December 21, 2005, the Company purchased a 119 acre parcel in Midland, Texas for $242,000. At December 31, 2006, the land is held as collateral on a note payable [See Note 9].

    COMMERCIAL PROPERTY - In 2005, the Company also purchased 7 acres of commercial property in San Angelo, Texas for $1,394,675. At December 31, 2006, the land is held as collateral on a note payable [See Note 9].

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6    GOODWILL / DEFINITE-LIFE INTANGIBLE ASSETS

    The following is a summary of goodwill and definite-life intangible assets:

                                                              December 31,     June 30,
                                                                  2006           2006
                                                             -------------   ------------
    GOODWILL
       Goodwill                                              $     150,000  $     150,000
                                                             -------------   ------------
    DEFINITE-LIFE INTANGIBLE ASSETS
       5-year non-compete contract with
           note holder                                              28,907         28,907
       5-year non-compete contract with
           shareholder                                              28,907         28,907

       Less accumulated amortization                               (49,259)       (44,324)
                                                             -------------   ------------
       Net Definite-Life Intangible Assets                   $       8,555   $     13,490
                                                             =============   ============

    The Company estimates that its amortization expense will be approximately as follows for the twelve month periods ended:

                                             Amortization
                           December 31,         Expense
                          --------------    --------------
                               2007              8,555
                            Thereafter               -
                                            --------------
                                                 8,555

    Definite Life Intangible Assets - The Company is amortizing their definite-life intangible assets on a straight-line basis over five years. Amortization expense of $4,935 and $5,781 was recorded for the six months ended December 31, 2006 and 2005, respectively, and has been included in general and administrative expense.

    Goodwill - The Company recorded goodwill of $150,000 in connection with the acquisition of Profile Diagnostic Sciences, Inc. as the purchase price of $150,000 exceeds the $0 net book value of the assets acquired.

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7    CONVERTIBLE NOTES PAYABLE

    The Company had the following convertible notes payable summarized in groups with similar attributes at:

                                                                        December 31,        June 30,
                                                                            2006              2006
                                                                       --------------    --------------
          12% Note payable, maturing in May to June 2007,
            convertible at $.65 per share for the first twelve
            months and $.75 per share for the second twelve
            months, secured by UCC-1 lien against inventory                   270,000           270,000

          12% Note Payable, maturing in February 2007,
            convertible at $.30 per share through February
            2007, secured by UCC-1 lien against inventory                     228,000           228,000

          12% Note Payable, maturing in June to October 2007,
            convertible at $.65 per share for the first twelve
            months and $.75 per share for the second twelve
            months, secured by UCC-1 lien against inventory                   750,000           750,000

          12% Note payable, maturing in October 2007 to
            May 2008, convertible at $.95 per share for the first
            twelve months and $1.05 for the second twelve
            months, secured by UCC-1 lien against inventory                   452,500           452,500

          15% Note Payable, maturing in 2007, convertible at
            $.30 per share (At the time of conversion, the creditor
            can require the Company to redeem any amount of
            the shares in the conversion at $.345 per share),
            secured by a lien using a Trust Deed and Trust
            Deed Note, against Major Trees, a lien using a Trust
            Deed and Trust Deed Note, against Major Trees,
            TX, and a term life insurance policy on two officers
            of the Company                                                    409,649           370,125

          12% Note payable, maturing in January 2008,
            convertible at $.95 per share for the first twelve
            months and $1.10 for the second twelve months,
            secured by A UCC-1 lien against inventory                         200,000           200,000


                                    Continued

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7    CONVERTIBLE NOTES PAYABLE (CONTINUED)

          12% Note payable, maturing in March 2008,
             convertible at $.95 per share for the first twelve
             months and $1.10 for the second twelve months,
             secured by 119.47 acres in Midland, TX                           216,235           225,656

          12% Note payable, maturing in January 2008,
             convertible at $.95 per share for the first twelve
             months and $1.10 for the second twelve months,
             secured by A UCC-1 lien against inventory                        150,000                --
                                                                       --------------    --------------

          Total                                                             2,676,384         2,496,281
          Less Current Portion                                             (1,835,653)         (918,125)
                                                                       --------------    --------------

                                                                       $      840,731    $    1,578,156
                                                                       ==============    ==============

    The convertible notes payable mature as follows for the twelve-month periods ended:

                                             Principle
                         December 31,           Due
                        --------------      ------------
                             2007           $  1,835,653
                             2008                840,731
                          Thereafter                   -
                                            ------------
                                            $  2,676,384
                                            ============

    The discounts due to the beneficial conversion feature of the notes are being amortized over the term of the respective notes. For the six months ended December 31, 2006 and 2005, the Company amortized $0 and $18,691, respectively, the discounts on notes payable as interest expense.

    At December 31, 2006, the Company had a total of $19,860 in loan fees and costs from establishing these convertible notes payable. These costs have been deferred and are being amortized over the term of the respective notes. For the six months ended December 31, 2006, the Company amortized $19,860 of the deferred loan costs as interest expense.

    For the six months ended December 31, 2006 and 2005, interest expense on the convertible notes payable amounted to $159,572 and $117,677, respectively.

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8    RELATED PARTY CONVERTIBLE NOTES PAYABLE

    The Company had the following related party convertible notes payable summarized in groups with similar attributes due to shareholders of the Company at:

                                                                        December 31,        June 30,
                                                                            2006              2006
                                                                       --------------    --------------
          12% Notes payable, maturing in 2007, convertible at
             $.30 per share through February 2007, secured by
             UCC-1 lien against inventory                                     100,000           100,000

          12% Notes payable, maturing in 2008, convertible at
             $.65 per share for the first twelve months and $.75
             per share for the second twelve months, secured by
             UCC-1 lien against inventory                                      50,000            50,000

          12% Notes payable, maturing in 2007, convertible at
             $.30 per share through February 2007, secured by
             inventory                                                        100,000           100,000

          12% Notes Payable, maturing in 2008, convertible
             at $.70 per share through January 31, 2008,
             secured by TLC's  building and land in Midland, TX               450,000           450,000
                                                                       --------------    --------------
          Total                                                               700,000           700,000
          Less Current Portion                                               (250,000)         (150,000)
                                                                       --------------    --------------
                                                                       $      450,000    $      550,000
                                                                       ==============    ==============

    The related party convertible notes payable mature as follows for the twelve-month periods ended:

                                             Principle
                         December 31,           Due
                        --------------      ------------
                             2007           $    250,000
                             2008                450,000
                          Thereafter                   -
                                            ------------
                                            $    700,000
                                            ============

                                    Continued

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8    RELATED PARTY CONVERTIBLE NOTES PAYABLE (CONTINUED)

    The discounts due to the beneficial conversion feature of the notes are being amortized over the term of the respective notes. For the six months ended

    December 31, 2006 and 2005, the Company amortized $938 and $3,616, respectively, of the discounts on notes payable as interest expense.

    At December 31, 2006, the Company had a total of $0 in loan fees and costs from establishing these convertible notes payable. These costs have been deferred and are being amortized over the term of the respective notes. For the six months ended December 31, 2006 and 2005, the Company amortized $229 and $1,375 respectively, of the deferred loan costs as interest expense.

    For the six months ended December 31, 2006 and 2005, interest expense on the related party convertible notes payable amounted to $33,262 and $15,122, respectively.

NOTE 9    NOTES PAYABLE

    The Company had the following notes payable summarized in groups with similar attributes at:

                                                                        December 31,        June 30,
                                                                            2006              2006
                                                                       --------------    --------------
          7% Notes payable, yearly payments of $50,000,
             mature in 2007, secured by Major Tree's
             outstanding shares of capital stock, financial
             books and records, equipment, and furniture               $       77,150    $       77,150

          Unsecured 6% Notes payable, maturing
             2007                                                              18,055            21,200

          24% Notes payable, maturity extended to August
            15, 2006, beginning balance of $200,000
            secured by land. Security was released upon
            principle payment of $144,000 in June  2006                             -            56,000

          24% Notes payable, maturing December 15, 2006
            secured by land; extended month to month on
            December 1, 2006.                                                 200,000           147,500

          14% Notes payable maturing in 2006, secured by MT
             Subsidiary's land in Cochise County, AZ. Verbally
             extended to monthly; good standing on 12/31/06                   311,337           280,646


                                    Continued

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9    NOTES PAYABLE (CONTINUED)

          14% Notes payable, maturing in 2007, secured by the
             property of an officer in Clark County, Nevada.
             In September 2005 an officer of the Company
             paid $72,169 in behalf of the Company and the
             lien on the property was released by the holder
             of the note                                                      105,399            99,851

          12% Notes payable, balloon payment due upon
             maturity, matures in 2007, secured by inventory                   85,577            85,577

          6.75% Note payable, monthly payments of
             $3,355, matures in 2021, secured by TLC's building
             and land                                                         367,833           376,632

          7% Note payable, monthly payments of $1,370,
             mature in 2008, secured by S&S' land and office
             building                                                         125,974           129,551

          24% Notes payable, maturing November 2006,
             unsecured.                                                       150,000                 -

          24% Notes payable, maturing December 2006,
             unsecured.                                                        60,000                 -

          24% Notes payable, maturing January 2007,
             unsecured.                                                        80,000                 -

          24% Notes payable, maturing December 2006,
             unsecured.                                                        30,000                 -

          24% Notes payable, maturing January 2007,
             unsecured.                                                        50,000                 -

          9% Notes payable, maturing September 2007,
             unsecured.                                                       161,498                 -

          12% Notes payable, maturing September 2008,
             unsecured.                                                        76,972                 -

                                    Continued

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9    NOTES PAYABLE (CONTINUED)

          Interest rate will be 6% note payable until July 1, 2006.
            Beginning July 1, 2006, interest will accrue at the rate per year that will be the lesser of .5% in excess of the Prime
            Interest Rate as published by the Wall Street Journal;
            or the maximum nonusurious rate of interest permitted
            by applicable law.  Beginning January 2007, monthly
            payments necessary to amortize the balance over a
            period ending July 2015 will be required.  The note
            matures on July 1, 2010 when the balance will be due.
            Note is secured by land in San Angelo, TX which
            is held for resale. Extension of interest only through
            January 2007.                                                   1,166,319         1,166,319
                                                                       --------------    --------------
          Total                                                             3,066,114         2,440,426
          Less Current Portion                                             (1,565,979)         (940,272)
                                                                       --------------    --------------
                                                                       $    1,500,135    $    1,500,154
                                                                       ==============    ==============

     The notes payable mature as follows for the twelve-month periods ended:

                                             Principle
                         December 31,           Due
                        --------------      ------------
                             2007           $  1,565,979
                             2008                249,278
                             2009                 99,407
                             2010                106,938
                             2011                115,040
                          Thereafter             929,472
                                            ------------
                                            $  3,066,114
                                            ============

    At December 31, 2006, the Company had a total of $19,860 in loan fees and costs from establishing these notes payable. These costs have been deferred and are being amortized over the term of the respective notes. For the six months ended December 31, 2006, the Company amortized $30,270 of the deferred loan costs as interest expense.

    For the six months ended December 31, 2006 and 2005, interest expense on the notes payable amounted to $164,643 and $89,383, respectively.

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10  RELATED PARTY NOTES PAYABLE

    The Company had the following related party notes payable summarized in groups with similar attributes due to shareholders of the Company at:

                                                                        December 31,        June 30,
                                                                            2006              2006
                                                                       --------------    --------------
          7% Note payable, yearly payments of $75,000,
             maturing in 2009, secured by Major Tree's
             farmland, buildings, and equipment                        $      194,292    $      201,081

          8% Note payable, monthly payments of $2,500,
             maturing in 2009, secured by land and inventory                  267,007           271,198

           7% Note payable, quarterly payments of $11,660
             through March 2007, quarterly payments of
             $13,527 from March 2007 through March 2009,
             quarterly payments of $15,483 from March
             2009 through March 2010, mature in 2010,
             secured by all of the issued and outstanding
             shares of S&S Plant Farm, Inc.'s capital stock                   365,393           367,282

          12% Note payable, quarterly interest
             payments beginning April 2006,  maturing
             January 10, 2007, unsecured.                                      88,976           100,000

          10% Note payable, maturing in 2007, secured by
             UCC-1 lien against inventory, net discount for
             options issued of $0 and $938                                     50,000            49,062

          12% Notes payable, balloon payment due upon
             maturity, mature in 2007, secured by inventory                    50,000            50,000

          24% Notes payable, balloon payments due upon
             maturity, mature in 2008, unsecured.                             150,000                 -

                                                                       --------------    --------------
          Total                                                             1,165,668         1,038,623
          Less Current Portion                                               (443,976)         (266,863)
                                                                       --------------    --------------
                                                                       $      721,692           771,760
                                                                       ==============    ==============

                                    Continued

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10  RELATED PARTY NOTES PAYABLE

    At December 31, 2006, the Company had a total of $0 in loan fees and costs from establishing these notes payable. For the three months ended December 31, 2006 and 2005, the Company amortized $229 and $1,375, respectively, of the deferred loan costs as interest expense. For the six months ended December 31, 2006 and 2005, interest expense on the related party notes payable amounted to $56.716 and $41,307, respectively.

    The notes payable mature as follows for the six-month periods ended:

                                             Principle
                         December 31,           Due
                        --------------      ------------
                             2007           $    443,976
                             2008                142,220
                             2009                529,836
                             2010                 49,636
                             2011                      -
                          Thereafter                   -
                                            ------------
                                            $  1,165,668
                                            ============

    The discounts due to the options issued with the notes are being amortized over the term of the respective notes. For the six months ended December 31, 2006 and 2005, the Company amortized $938 and $3,616, respectively, of the discounts on notes payable as interest expense.

NOTE 11   CAPITAL LEASES OBLIGATION

    The Company leases equipment under capital leases and that expire on October 2009 and July through November 2010. The gross amount of assets recorded under capital leases and the associated accumulated depreciation are included under property and equipment and are as follows:

                                                              December 31,
                                                                  2006
                                                             --------------
        Farm equipment                                       $      360,181
                                                             --------------
        Total                                                       360,181
        Less accumulated depreciation                               (91,848)
                                                             --------------
        Net Leased Equipment                                 $      268,333
                                                             ==============


                                    Continued

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11   CAPITAL LEASES OBLIGATION (CONTINUED)

    The Company amortizes its lease obligations over the term of each lease. Amortization expense was $22,753 for the six months ended December 31, 2006.

    The future minimum lease payments are as follows for the twelve-month periods ended:

                     Amortization
                     December 31,                          Amount Due
                    --------------                       --------------
                         2007                            $       97,630
                         2008                                    96,021
                         2009                                    93,822
                         2010                                    62,698
                      Thereafter                                      -
                                                         --------------
             Total minimum obligations                          350,171
             Executory costs and interest                      (59,642)
                                                         --------------
             PV of minimum obligations                          290,529
             Current portion                                    (69,313)
                                                         --------------
             Long-term obligations                       $      221,216
                                                         ==============

NOTE 12   CAPITAL STOCK AND OPTIONS

    PREFERRED STOCK - In October 2004, Parent amended its articles of incorporation to authorize 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. At December 31, 2006 and June 30, 2006, no preferred shares were issued and outstanding.

    COMMON STOCK - In November 2006, the Company issued 100,000 shares of their previously authorized but unissued common stock for the signing of a lease with a two-year buyout to purchase the Odessa, TX location, stock valued at $55,000, or $0.55 per share.

    In November 2006, the Company issued 50,000 shares of their previously authorized but unissued common stock for interest expense of $27,500, or $0.55 per share.

                                    Continued

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12   CAPITAL STOCK AND OPTIONS (CONTINUED)

    In October 2006, the Company issued 58,182 shares of their previously authorized but unissued common stock for cash of $32,000, or $0.55 per share.

    In October 2006, the Company issued 8,572 shares of their previously authorized but unissued common stock for a reduction in private placement value of stock valued at $15,585 or $0.55 per share.

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

    STOCK OPTION PLAN - In October 2002, the Company's Board of Directors approved and adopted the "2002 Stock Incentive Plan" ("the Plan") with a maximum of 8,000,000 shares of common stock reserved for issuance under the Plan. The Plan provides for both the direct award of shares and for the grant of options to purchase shares to employees, officers, directors, agents, consultants, advisors and independent contractors. Awards under the Plan will be granted as determined by the Board of Directors and the Board of Directors shall determine which eligible persons are to receive Incentive Stock Options, Non-Statutory Stock Options or stock issuances. The Board of Directors also sets the number of shares, the exercise price and the exercise terms for grants. Options granted to non-exempt employees are required to have an exercise price of at least 85% of the fair market value of the common stock at the time of grant. Incentive Stock Options must be granted with an exercise price of at least 100% (110% for shareholders who own at least 10% of the Company's outstanding stock) of the fair market value of the common stock at the time of grant. Incentive Stock Options are required to expire within 10 years. At December 31, 2006 and 2005, total awards available to be granted from the plan amounted to 3,150,000 and 3,150,000, respectively.

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

    The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the six months ended December 31, 2006: expected dividend yields of zero, expected life of 4.43 years, expected volatility of 302.4%, and risk-free interest rates of 3.9%.

    A summary of the status of options granted at December 31, 2006, and changes during the period then ended are as follows:

                                                                   For the Six Months Ended
                                                                      December 31, 2006
                                                ---------------------------------------------------------------
                                                                  Weighted        Weighted
                                                                  Average          Average         Aggregate
                                                                  Exercise        Remaining        Intrinsic
                                                    Shares          Price      Contractual Term      Value
                                                -------------- -------------- ------------------ --------------
Outstanding at beginning of period                    845,000   $        0.25        4.68 years     $253,500
Granted                                                     -               -
Exercised                                                   -               -
Forfeited                                                                   -
Expired                                                                     -

Outstanding at end of period                          845,000   $        0.25        4.43 years     $253,500

Vested and expected to vest in the future             845,000   $        0.25        4.43 years     $253,500

Exercisable at end of period                          845,000   $        0.25        4.43 years     $253,500

Weighted average fair value of options
granted                                                     -   $           -
                                                --------------

    The Company had no non vested options at the beginning of the period. At December 31, 2006 the Company had no non vested options resulting in no unrecognized compensation expense.

                                    Continued

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12   CAPITAL STOCK AND OPTIONS (CONTINUED)

    The total intrinsic value of options exercised during the six months ended December 31, 2006 and 2005 was $0 and $2,000 respectively. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at December 31, 2006 and 2005 (for outstanding options), less the applicable exercise price.

    During the six months ended December 31, 2006 and 2005, the Company received cash of $0 and $1,500 and recorded a subscription receivable of $0 and $0 upon the exercise of awards. The Company realized no tax benefit due to the exercise of options as the Company had a loss for the period and historical net operating loss carry forwards.

    Common shares issued upon exercise of options are issued from available authorized but unissued common shares. As of December 31, 2006, the Company has no plans to repurchase common shares issued upon exercise of options.

    A summary of the status of stock options outstanding at December 31, 2006 is presented below:

                                     Options Outstanding                        Options Exercisable
                   ----------------------------------------------------  ---------------------------------
                                         Weighted
                                         Average          Weighted
    Range of                            Remaining         Average                             Weighted
    Exercise           Number          Contractual        Exercise           Number           Average
     Prices          Outstanding           Life             Price          Exercisable     Exercise Price
-----------------  ---------------  -----------------  ----------------  ---------------  ----------------
     $ 0.10            200,000          5.84 years      $       0.10         200,000       $      0.10
       0.30            645,000          3.04 years              0.30         645,000              0.30
-----------------  ---------------  -----------------  ----------------  ---------------  ----------------
   $0.10-0.30          845,000          4.43 years      $       0.25         845,000       $      0.25
-----------------  ---------------  -----------------  ----------------  ---------------  ----------------

NOTE 13   INCOME TAXES

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

    At December 31, 2006 and June 30, 2006, the total of all deferred tax assets is approximately $913,000 and $804,000 and the total of all deferred tax liabilities is $191,000 and $191,000. The amount of and ultimate realization of the benefits from the deferred tax assets is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of these uncertainties surrounding the realization of the NOL carryforwards, the Company has established a valuation allowance of approximately $722,000 and $613,000 at December 31, 2006 and June 30, 2006. The change in the valuation allowance for the six months ended December 31, 2006 was approximately $27,000.

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    At December 31, 2006 and June 30, 2006, the Company has available unused net operating loss carryforwards of approximately $5,430,000 and $4,650,000 respectively, which may be applied against future taxable income and which expire in various years through 2026. Also, the Company has unused capital loss carryovers at December 31, 2006 and June 30, 2006 of approximately $81,000 and $81,000, respectively, which expire in various years through 2009.

NOTE 14   LOSS PER SHARE

    The following data shows the amounts used in computing loss per share:

                                                 For the Three Months            For the Six Months
                                                   Ended December 31,            Ended December 31,
                                              ----------------------------   ----------------------------
                                                   2006           2005          2006             2005
Loss from operations available to
common shareholders (numerator)               $  (226,953)    $  (194,118)   $  (773,350      $  (561,775)
                                              -----------     -----------    -----------      -----------

Weighted average number of common
shares outstanding used in loss per
share for the period (denominator)              24,655,942     23,395,644     24,604,002       23,260,317
                                              -----------     -----------    -----------      -----------

    At December 31, 2006, the Company had outstanding options to purchase 845,000 shares and notes payable convertible into 6,268,361 shares which were not used in the computation of loss per share because their effect would be anti-dilutive. At December 31, 2005, the Company had outstanding options 850,000 shares and notes payable convertible into 5,714,692 shares which were not used in the computation of loss per share because their effect would be anti-dilutive

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15   RELATED PARTY TRANSACTIONS

    RELATED PARTY ADVANCES - During the six months ended December 31, 2006 and 2005, officers/shareholders of the Company and their relatives have made advances to the Company and the Company has repaid the advances as funds have been available. During the six months ended December 31, 2006 officers/shareholders of the Company and their relatives made advances totaling $56,248 and the company repaid advances totaling $0. Since the Company owed $184,380 from prior-year advances, the remaining balance owed to the officers/shareholders of the Company and their relatives at December 31, 2006 is $240,628.

    During the year ended June 30, 2006, officers/shareholders of the Company and their relatives have made advances to the Company and the Company has repaid the advances as funds have been available. During the year ended June 30, 2006, officers/shareholders of the Company and their relatives made advances totaling $244,853 and the company repaid advances totaling $65,618. Since the Company owed $5,144 from prior-year advances, the remaining balance owed to the officers/shareholders of the Company and their relatives at June 30, 2006 is $184,380.

NOTE 16   CONCENTRATIONS

    ACCOUNTS RECEIVABLE - At December 31, 2006, 14% of the Company's accounts receivable was owed by only one customer. At June 30, 2006, 41% of the Company's accounts receivable was owed by three customers. The following table lists the percent of the receivables owed by those customers that accounted for 10% or more of the total accounts receivable at December 31, 2006 and June 30, 2006 respectively:

                            December 31, 2006        June 30, 2006
                            -----------------        -------------
          Customer A                14%                      *
          Customer B                 *                      17%
          Customer C                 *                      14%
          Customer D                 *                      10%

    *   Customer did not account for 10% or more of total accounts receivable

    REVENUES - During the six months ended December 31, 2006 and 2005, respectively, the Company had a significant customer which accounted for 26% and 50% of the Company's total sales. The loss of this significant customer could adversely affect the Company's business and financial condition.

    Our revenue decreased due to cessation of unprofitable wholesale business through S&S Plant Farm and the cessation of business with the Texas region of Home Depot due to a high probability of sales returns from the Texas region's new vendor consignment model. Cost of goods sold decreased due to lower sales, and Cost of goods sold as a percentage of sales decreased from 76% for the six months ended December 2005 to 52.5% for the six months ended December 2006 as a result of eliminating low margin sales at S&S Plant Farm and having higher margins sales at Texas Landscape Center.

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17   COMMITMENTS AND CONTINGENCIES

    DERIVATIVE LIABILITY FOR THE REDEMPTION OF COMMON STOCK - The Company has a convertible note payable which is convertible into common stock at $.30 per share. At the time of conversion, the creditor can require the Company to redeem any amount of the shares issued in the conversion at $.345 per share. At December 31, 2006, the Company owed $409,650 in principal and $5,325 in accrued interest on the note. If the note had been converted into stock on December 31, 2006, then the Company would have issued 1,383,250 shares of common stock which would have been redeemable at the creditor's option for $477,221. The Company has recorded a remaining contingent derivative liability of $62,246 associated with the option.

NOTE 18   SUBSEQUENT EVENTS

    COMMON STOCK ISSUANCE - In January 2007, the Company issued 45,455 shares of their previously authorized but unissued common stock for cash of $25,000, or $0.55 per share.

    CONVERSION OF NOTES PAYABLE TO STOCK - In January 2007, the Company converted a $150,000 Promissory Note between Penge Corp and Gary Rowbotham dated July 12, 2006 to common stock at $0.30 per share for a total of 500,000 shares.

    In January 2007, the Company converted a $50,000 Promissory Note between Penge Corp and Campbell Family Properties, Ltd. dated June 15, 2005 to common stock at $0.55 per share for a total of 90,909 shares.

    In January 2007, the Company signed $25,000 in notes payable. The note accrues interest at 12% per annum and is due August 2007.

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

      In 2005, we also purchased 7 acres of commercial property in San Angelo, Texas that shares an intersection with Wal-Mart, Lowe's and Sam's Club. Based upon the sales price of recently sold land at the same intersection, we believe that our property is currently worth more than we paid for it. We plan to either sell or develop the property. We have not entered into any agreements with respect to the sale or development of this site.

      In December 2006, we entered into a Commercial Lease Agreement with Marrs & Smith, Ltd., with respect to commercial property located in at 2600 Andres Highway, Odessa, Texas. The primary term of the lease is approximately two (2) years, and our base rent under the lease is $4,000 per month. The property is expected to be used primarily for a landscape center and nursery.

      In connection with the lease, we also entered into a Contract of Sale with Marrs & Smith, Ltd. for the purchase of the property underlying the lease. The purchase price for the property is $861,704.33, subject to discount if we close the transaction prior to December 1, 2008. The closing date of the transaction must be on or after December 1, 2007, but before December 1, 2008. We also issued 100,000 shares of common stock to Marrs & Smith, Ltd. in connection with this agreement.

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

      In the last 5 years, a new model has emerged in the nursery industry that we believe is able to compete effectively with the big box stores. This model requires a retail nursery to grow a substantial percentage its own plant material (trees, shrubs, and flowers) instead of buying them from a wholesale grower. It is capital intensive for a retail nursery to grow its own products and it takes from 3-5 years to grow its initial inventory. But, once the model is in place, it can allow the retail nursery to offer products at prices that are lower than or equal to those of the big box stores, while continuing to offer a level of selection and service that the big box stores can not offer.

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

OUR WHOLESALE BUSINESS

      We currently own three wholesale nursery operations in Texas and Arizona. At the end of 2002, we purchased a 272-acre tree farm near Tucson, Arizona known as "Major Trees" and now referred to as our Major Trees Tucson Farm. In May of 2004, we acquired a 17-acre of farming property near Houston Texas on which we have established a wholesale operation and which we refer to as our Major Trees Houston Farm. In 2005, we purchased the S&S Plant Farm in Midland, Texas which specializes in plants and flowers. This last farm is a 50-acre property with 8 acres under greenhouse and shade house, and a full complement of equipment and machinery for propagating trees, shrubs, plants and flowers from seeds and plugs.

      We now have hundreds of thousands of trees and shrubs planted on the three wholesale farms, and enough infrastructure and equipment to grow trees, shrubs, and flowers for multiple locations in west Texas.

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

OUR RETAIL BUSINESS

      Our current retail operations consist of an approximately 4-acre retail nursery in Midland, Texas. Midland is a town of just over 100,000 people in West Texas. In December 2006, we entered into a two-year lease agreement with a buy-out provision with Marrs & Smith, Ltd. for an approximately 4-acre retail site in Odessa, Texas. Our rent under the lease is $4,000 per month, and we have the option to purchase the property for $861,704.33 on or after December 1, 2007, but before December 1, 2008. Odessa is a town of approximately 120,000 people in West Texas and is located approximately 20 miles from Midland.

      In October 2005, we purchased a vacant 13,000 square foot building on 3.8 acres in Midland, Texas for the site of our first retail nursery. We completed a $951,000 dollar conversion of the property, including a complete remodel of the building and the addition of 32,000 square feet of greenhouse and 40,000 feet of tree display area.

      In 2005, we also purchased 7 acres of commercial property in San Angelo, Texas that shares an intersection with Wal-Mart, Lowe's and Sam's Club. We plan to either sell or develop the property. We have not entered into any agreements with respect to the sale or development of this site; however, the property is currently listed for sale.

      As the availability of capital and other business factors permit, we plan to aggressively open retail centers and ramp up our wholesale operations in the coming years in Texas and surrounding areas. There are over 30 million people in this region, which we believe could allow us to build a large number of nurseries to compete in these markets.

LIQUIDITY AND CAPITAL RESOURCES

      CAPITAL COMMITMENTS AND EXPENDITURES. The following table discloses aggregate information about our contractual obligations including long-term debt, operating and capital lease payments, office lease payments, contractual service agreements and the periods in which payments are due as of December 31, 2006.

                                                     LESS THAN
                                                       1 YEAR          2-3 YEARS       4-5 YEARS        AFTER
                                                     (1/1/07 TO       (1/1/08 TO      (1/1/10 TO       5 YEARS
     CONTRACTUAL OBLIGATIONS             TOTAL        12/31/07)        12/31/09)       12/31/11)    (AFTER 1/1/12)
------------------------------------  -----------   -------------   -------------   -------------   --------------
Operating leases                              --              --              --              --               --
Capital leases                           290,529          69,313         159,839          61,377               --
Office lease                                  --              --              --              --               --
Contractual service agreements                --              --              --              --               --
Notes payable                          7,608,166       4,095,607       2,311,472         271,614          929,473
------------------------------------  -----------   -------------   -------------   -------------   --------------

Total contractual cash obligations     7,898,695       4,164,920       2,471,311         332,991          929,473
------------------------------------  -----------   -------------   -------------   -------------   --------------

      During the six month ended December 31, 2006, we entered into convertible and nonconvertible notes in an aggregate principal amount of $960,970.42 with interest rates ranging from 9% per annum to 24% per annum. As of December 31, 2006, the total amount owed under outstanding notes payable was $7,608,166 in the aggregate, $4,095,607 of which is due and payable within a period of one year. Of such notes, as of December 31, 2006, as a result of extensions, none are in default.

      As of December 31, 2006, we had $76,848 in cash and cash equivalents. This represents a decrease of $35,067 compared to June 30, 2006. Cash used during the six months ended December 31, 2006 includes approximately $844,000 used in operations as well as approximately $118,000 provided by investing activities. Sources of cash during the six months ended December 31, 2006 included a net amount of approximately $691,000 from financing activities. Of the approximately $691,000 of net cash provided by financing activities, approximately $632,000 was from net cash received less payments made on notes, and $64,000 represented the proceeds from issuance of common stock less offering costs. The difference between the approximately $691,000 of net cash provided by financing activities and the cash itemized above represented new notes payable, advances from related parties, payments on related party advances and loan costs and payments on capital lease obligations.

      There were no material capital expenditures for the quarter ended December 31, 2006.

      We anticipate making capital expenditures during Fiscal 2007. Specifically, resources permitting, we plan to spend approximately $500,000 for inventory sold during Fiscal 2006, inventory and a new watering system, structural repairs, and other remodeling for the Odessa location, and $1,000,000 for a third retail nursery.

      LIQUIDITY. The following table reflects selected balance sheet data as of December 31, 2006:

                                                             DECEMBER 31, 2006
                                                             -----------------
        BALANCE SHEET DATA:
        Cash and cash equivalents.........................             76,848
        Working capital (deficit).........................         (2,852,522)
        Total assets......................................          9,217,677
        Retained deficit..................................         (4,172,184)
        Stockholders' equity..............................           (358,860)

      As of December 31, 2006, we had $76,848 in cash and cash equivalents, total current assets of $2,971,902 and current liabilities of $5,824,424, representing a current working capital deficit of ($2,852,522). Our current liabilities as of December 31, 2006 include a $2,085,653 balance on secured convertible notes due within one year, and a $2,009,955 principal balance on secured and unsecured non-convertible notes payable due within one year.

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

      In addition, members of our management have informally agreed to provide up to $400,000 of short-term financing to us. Such financing bears interest at 12% per annum. Management may demand payment on 30 days written notice.

      Other than the informal and nonbinding commitments from management, we do not have any specific commitments from third parties to provide financing needed to cover any capital shortfalls with respect to our operations, planned capital expenditures or near-term debt obligations. We caution that, particularly in light of the early stage of our business, such financing may not be available on favorable terms, or at all. We may be compelled to divert substantial portions of our existing cash and future cash flow to the repayment of debt, which would limit our ability to replace or expand inventory and acquire additional farms. This would have an adverse affect on revenues in the coming years. Certain of such debt is secured by our real property, and holders of the unsecured debt have standard remedies available to creditor and secured creditors. If we were to default on such notes and the holders were to exercise their remedies, we would incur substantial legal expenses, penalties and related costs and could be forced to seek bankruptcy protection or to discontinue operations.

      Our consolidated financial statements have been prepared on the assumption that our Company will continue as a going concern. Our independent registered public accounting firm has issued its report dated August 12, 2006 that includes an explanatory paragraph stating that recurring losses raise substantial doubt about our ability to continue as a going concern. It has been necessary to rely upon financing from the issuance of promissory notes and the sale of our equity securities to sustain operations in the past. Additional financing will be required if we are to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

      There were no off-balance sheet arrangements at December 31, 2006.

SEASONALITY

      Our underlying wholesale business is the production and sale of trees, shrubs, bedding plants, and flowers to retailers and landscape companies. As with other agricultural businesses, our business is seasonal in nature with the majority of our revenues coming during the March-June and September-December periods.

      On our Major Trees Tucson Farm, we generally harvest trees in the fall and generate over 80% of our revenues from that farm between October and December. Revenues from our Major Trees Tucson Farm during other months of the year are growing but are still small. Costs associated with the Major Trees Tucson Farm also peak during approximately the same period as we harvest the trees, transport them to market and conduct most of our planting activities.

      On our S&S Plant Farm and the Major Trees Houston Farm, we generally harvest trees, shrubs, bedding plants and flowers between March and June and between September and December of each year. We generate substantially all of our revenues from those farms directly or indirectly through our retail operations at the Texas Landscape Center, during the same period. We also incur increased transportation, sales and planting expenses during that period.

      The acquisition of the Texas-based farms and the commencement of our retail business has helped balance the seasonality of our business to some extent. Even so, we will continue to experience dramatic increases and decreases in revenue and expenses throughout the year and, as a result, our quarterly or multi-quarterly results will generally not be indicative of our annual results.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THREE AND SIX MONTHS ENDED DECEMBER 31, 2005

The following table reflects selected operational results for the Three and the Six Months Ended December 31, 2006 compared to the Three and the Six Months Ended December 31, 2005:

                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                          DECEMBER 31                      DECEMBER 31
                                          -----------                      -----------
                                     2006             2005            2006             2005
                                     ----             ----            ----             ----
Statement of Operations Data:
REVENUE                           $  720,045       $1,229,954      $1,021,821       $1,432,737
COST OF GOODS SOLD                  (302,691)        (904,769)       (536,318)      (1,087,789)
                                  ----------       ----------      ----------       ----------
GROSS PROFIT                         417,354          325,185         485,503          344,948
OPERATING EXPENSES                  (281,199)        (230,560)       (650,909)        (480,008)
                                  ----------       ----------      ----------       ----------
LOSS FROM OPERATIONS                 136,155           94,625        (165,406)        (135,060)
INTEREST AND OTHER EXPENSE          (363,108)        (288,743)       (607,944)        (426,715)
                                  ----------       ----------      ----------       ----------
NET LOSS                          $ (226,953)      $ (194,118)     $ (773,350)      $ (561,775)
                                  ----------       ----------      ----------       ----------
LOSS PER COMMON SHARE                  (0.01)           (0.01)          (0.03)           (0.02)
                                  ----------       ----------      ----------       ----------

      Our results of operations for the six months ended December 31, 2006 included the operations of our Major Trees Houston Farm, Major Trees Tucson Farm, S&S Plant Farm and the Texas Landscape Center. Our results of operations for the six months ended December 31, 2005 included our three farms but not the Texas Landscape Center.

      REVENUE AND COSTS OF GOOD SOLD. Our revenues are derived primarily from the sale of plants, trees, shrubs and other retail nursery products. Revenues decreased from $1,229,954 for the three months ended December 2005 to $720,045 for the three months ended December 2006. Costs of Good Sold decreased from $904,769 for the three months ended December 2005 to $302,691 for the three months ended December 2006. Our revenue decreased due to cessation of unprofitable wholesale business through S&S Plant Farm and the cessation of approximately $350,000 in wholesale business with the Texas region of Home Depot due to a high probability of sales returns from the Home Depot new vendor consignment model in the Texas region.

      The California region of our Home Depot relationship which accounted for approximately $265,000 in the quarter ended December 31, 2006, has not been affected by the termination of our Texas region; however, if the California region of Home Depot decides to use the pay by scan consignment model, we will likely terminate our relationship with Home Depot. We are currently working to diversify our customer base within the landscape market and we are selling the Major Trees' products through our own retail location which provides us with a higher margin sale.

      Cost of goods sold decreased due to lower sales, and Cost of goods sold as a percentage of sales decreased from 73% for the three months ended December 2005 to 42% for the three months ended December 2006 as a result of eliminating low margin sales at S&S Plant Farm and having higher margins sales at Texas Landscape Center.

      Revenues decreased from $1,432,737 for the six months ended December 2005 to $1,021,821 for the six months ended December 2006. Costs of Good Sold decreased from $1,087,789 for the six months ended December 2005 to $536,318 for the six months ended December 2006. Cost of goods sold decreased due to lower sales, and Cost of goods sold as a percentage of sales decreased from 76% for the six months ended December 2005 to 52.5% for the six months ended December 2006.

      OPERATING EXPENSES. Operating expenses consist primarily of personnel expense associated with management, consulting fees, travel expenses, professional fees, general overhead and non-allocated depreciation. Operating expenses increased from $230,560 for the three months ended December 2005 to $281,199 for the three months ended December 2006. Operating expenses as a percentage of revenue increased from 19 % for the three months ended December 2005 to 39% for the three months ended December 2006. The increase in operating expense was due to increased wages and salaries, advertising, accounting/legal fees, and other general and administrative expenses associated with the addition of the Texas Landscape Center. We expect our operating expenses as a percentage of revenue to decrease through the remainder of the fiscal year ending June 30, 2007 ("fiscal 2007")..

      Operating expenses increased from $480,008 for the six months ended December 2005 to $650,909 for the six months ended December 2006. Operating expenses as a percentage of revenue increased from 33.5% for the six months ended December 2005 to 63.7% for the six months ended December 2006.

      OTHER EXPENSE. Other expense consists of interest paid on outstanding notes payable, amortization of deferred loan costs, noncash notes payable costs, stock conversions and losses on the disposal of fixed assets. Other expense increased from $288,743 for the three months ended December 2005 to $363,108 for the three months ended December 2006. An increase in other expenses was attributed to the additional financing during the current three months ended December 2006 over the prior year's three months ended December 2005. The majority of the increase in other expenses was a result of an increase in finance charges and interest expense due to an increase in indebtedness and interest on indebtedness. We expect our other expenses to increase as a percentage of revenue short-term and then to decrease as a percentage of revenue long-term as our short and long-term notes are paid off and converted to stock.

      Other expense increased from $426,715 for the six months ended December 2005 to $607,944 for the six months ended December 2006. An increase in other expenses was attributed to the additional financing during the current six months ended December 2006 over the prior year's six months ended December 2005.

      NET LOSS. Our net loss increased from $194,118 for the three months ended December 2005 to $226,953 for the three months ended December 2006. The increase in net loss is due primarily to an increase in salaries and wages, interest expense and other general and administrative expenses. We expect our net loss to increase as a result of conversion expenses related to our convertible debt for the remainder of Fiscal 2007 and to decrease in the fiscal year ending June 30, 2008 as a result of higher sales, increased gross margins, and lower operating expenses as a percentage of sales.

      Our net loss increased from $561,775 for the six months ended December 2005 to $773,350 for the six months ended December 2006.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

                  RISKS REGARDING OUR COMPANY AND OUR BUSINESS

OUR LIMITED OPERATING HISTORY AND EVOLVING BUSINESS PLAN MAKE IT DIFFICULT FOR YOU TO EVALUATE OUR PERFORMANCE AND FORECAST OUR FUTURE.

We were formed and began operations in 2002, have made several acquisitions of businesses and assets in the last 4 years and are in the process of expanding the focus of our business to include retail, as well as wholesale, nursery operations. We began operating tree, shrub and plant farms less than four years ago and are just entering into the retail nursery business. None of our key management personnel have any experience in the retail nursery business. Our limited operating history, recent acquisitions, and expanding business focus make it difficult for you to evaluate our ability to generate revenues, manage costs, create profits and generate cash from operations. Before investing in our common stock, you should consider the risks and difficulties we may encounter as a relatively new business, including risks related to our ability to

      o     implement our business plan;

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

WE HAVE INCURRED SUBSTANTIAL LOSSES SINCE OUR INCEPTION AND MAY CONTINUE TO INCUR LOSSES IN THE FUTURE.

We have experienced net losses in each twelve-month period since inception, with a retained deficit of approximately $4,172,184 as of December 31, 2006. As we continue to invest in the purchase of new properties or businesses, and to expand our wholesale and retail operations, it is unlikely we will become profitable in the near future. Even if we do become profitable, we may not be able to maintain profitability or to increase profitability in the future.

OUR ACCOUNTANTS HAVE INCLUDED AN EXPLANATORY PARAGRAPH IN OUR FINANCIAL STATEMENTS REGARDING OUR STATUS AS A "GOING CONCERN."

      Our consolidated financial statements have been prepared on the assumption that our Company will continue as a going concern. Our independent registered public accounting firm has issued its report dated August 12, 2006 that includes an explanatory paragraph stating that recurring losses raise substantial doubt about our ability to continue as a going concern. Our product line is limited, and it has been necessary to rely upon financing from the issuance of promissory notes and the sale of our equity securities to sustain operations in the past. Additional financing will be required if we are to continue as a going concern.

IF WE CANNOT RAISE SUFFICIENT CAPITAL AT REASONABLE PRICES, WE MAY BE UNABLE TO MEET EXISTING OBLIGATIONS OR ADEQUATELY EXPLOIT EXISTING OR FUTURE OPPORTUNITIES.

      As of December 31, 2006, we had $76,848 in cash and cash equivalents and a working capital account deficit of $2,852,522. We need to obtain significant additional working capital to implement our business plan of expanding our retail nursery operations and to be able to meet our financial obligations as they become due. We may not be able to raise the additional capital needed, or we may be forced to pay an extremely high price for capital. Factors affecting the availability and price of capital may include the following:

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

      We have pledged substantially all of our assets to secure notes payable funding each of our farms and commercial properties and to secure other indebtedness. Governing security agreements grant our creditors the rights and remedies that are commonly provided a secured creditor. If we default under such arrangements, such creditors may foreclose on, seize, and dispose of all pledged assets. If this were to occur, we would be forced to discontinue operations.

OUR EXPANSION INTO THE RETAIL NURSERY BUSINESS CREATES NUMEROUS ADDITIONAL
RISKS.

      We opened our first retail nursery in Midland, Texas and plan to establish additional retail stores throughout Texas and the surrounding area over the next several years. Our business plans anticipate our becoming an integrated wholesale retail operation. Our foray into the retail nursery business may fail for various reasons, including the following:

      o We do not have experience in the retail nursery business and may have failed to properly anticipate marketing needs, operating costs, inventory costs, competition for retail employees, its affect on our wholesale business and other important aspects of the nursery retail business.

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

      o We do not have, or expect to have, in place long-term supply agreements for non-plant items typically sold at retail stores, such as containers, fertilizers and tools. We may be unable to purchase such inventory at a cost that will permit us to be competitive with the big box stores on those items.

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

WE ARE REQUIRED TO MAKE PAYMENTS UNDER OUTSTANDING NOTES IN AMOUNTS EXCEEDING OUR EXISTING CASH AND CASH EQUIVALENTS BEGINNING IN 2007.

      We have issued convertible and nonconvertible notes to fund operations having a principal amount of $7,608,166 as of December 31, 2006. Of these notes, $6,107,087 are secured by our farming and commercial properties, and by trees contained in inventory. As of December 31, 2006, our monthly interest payment with respect to such notes was approximately $60,000 per month, and we are required to begin paying down principal on these notes at various times beginning in 2007.

      The amounts payable under our outstanding notes in the current fiscal year exceed our current cash and cash equivalents. If we default on payments under these notes, the holders will have the right to accelerate principal and interest payments and pursue remedies available at law and under governing documents. The exercise of such remedies would likely result in our insolvency.

OUR WHOLESALE BUSINESS HAS HISTORICALLY BEEN DEPENDENT UPON A FEW CUSTOMERS, AND UNTIL OUR RETAIL OPERATIONS ARE DEVELOPED TO THE POINT WHERE WE CAN USE SUBSTANTIALLY ALL OF OUR WHOLESALE PRODUCTS, WE WILL CONTINUE TO BE VULNERABLE TO ACTIONS BY A FEW CUSTOMERS.

      In 2006, Home Depots located in the Texas region adopted a pay by scan consignment model, which shifted much of the risk of their sales to their suppliers. We terminated our relationship with Home Depot in such region, and this termination caused an approximately $350,000 reduction in revenue for the three months in ended December 31, 2006, compared to the same period in 2005. Home Depots in the California region accounted for approximately $265,000 in revenue in the quarter ended December 31, 2006. If our relationship with Home Depot in the California region is terminated, or we lose another significant customer, our revenues will be harmed for the short term, and possibly for the long term.

WE MAY BE UNABLE TO SELL A PORTION OF OUR PROPERTY IN SAN ANGELO, TEXAS OR OTHERWISE OBTAIN CAPITAL IN ORDER TO BUILD A RETAIL STORE ON THAT SITE, WHICH IS AN IMPORTANT COMPONENT OF OUR BUSINESS PLAN.

      We own approximately 7 acres of commercial property in San Angelo, Texas, a portion of which we plan to sell to partially fund the construction of a retail store. We have listed such property for sale, but do not have any commitments from any parties to purchase such property. Even if a portion of the San Angelo property were sold, we would likely need additional capital in order to complete the construction of a retail store on that site. We do not have the capital in order to build the retail store and do not have any commitments to provide capital. Because we are unprofitable and already highly leveraged, we may be unable to obtain capital necessary to commence or complete construction of a retail store. Even if we are able to obtain needed capital, we may not obtain it on a timely basis and may be forced to pay a high price for capital. Our business plan anticipates that we will be able to complete construction of, and open, a store in San Angelo Texas by the spring of 2008, which is the primary revenue period for a retail nursery. If we fail, because of the absence of capital or for other reasons, to complete timely construction of that store, our revenues for 2008 will be less than expected, and our results of operations will be harmed, in part because we will continue to have debt obligations associated with the San Angelo site but may not have a commensurate amount of revenue in order to fund the debt.

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

WE MAY BE UNABLE TO MANAGE SIGNIFICANT GROWTH.

      To successfully implement our business strategy, we must establish and achieve substantial growth in our customer base through expansion of production and sales from existing properties, through business acquisitions, and through expansion into the retail nursery business. If achieved, significant growth would place significant demands on our management and systems of financial and internal controls, particularly because of the number of places of businesses from which we operate or expect to operate. Moreover, significant growth would require an increase in the number of our personnel, particularly within sales, accounting and management. The market for such personnel remains highly competitive, and we may not be able to attract and retain the qualified personnel required by our business strategy. If successful in expanding our business, we may outgrow our present management capacity, placing additional strains on our human resources in trying to locate, manage and staff multiple locations. If we are unable to adequately manage our projected growth, our operations and financial condition may fail to improve, or even deteriorate.

WE ARE DEPENDENT UPON KEY PERSONNEL, AND THE LOSS OF SUCH PERSONNEL COULD SIGNIFICANTLY IMPAIR OUR ABILITY TO IMPLEMENT OUR BUSINESS PLAN.

      We are highly dependent upon the efforts of management, particularly Kirk Fischer, our Chairman and Chief Executive Officer, KC Holmes, our President and Chief Financial Officer, and Jim Fischer, our Vice President of Arizona Tree Operations. Competition for management personnel is intense, and the number of qualified managers knowledgeable about, and interested in, the tree and shrub nursery industry is limited. As a result, we may be unable to retain our key management employees or attract other highly qualified employees in the future. In addition, the large number of shares of common stock issued to our officers and directors to date are not subject to repurchase rights if such persons terminate employment with us, decreasing our ability to provide equity-based incentive for new management. We may be required to offer significant salaries and equity-based compensation in order to retain or attract qualified management personnel and key employees. If we are unsuccessful in retaining or attracting such employees, the reduction in the quantity or quality of personnel may lead to a decline in our production, sales or service capacity.

OUR RETAIL CENTER IS OUR PRIMARY SOURCE OF REVENUE THE COMPETITIVENESS OF OUR PRICES IS DEPENDENT UPON OUR FARMS' ABILITIES TO PROVIDE A SUBSTANTIAL AMOUNT OF OUR INVENTORY.

      Our retail center is our primary source of revenue and our ability to offer competitive prices will be dependent upon our ability to produce a substantial portion of our inventory on our farms. The various plant varieties that we grow on the farms are subject to risks associated with disease, insects, weather, drought, fire and other natural hazards. We cannot prevent or predict the impact of disease, insects, weather, drought, fire or other natural hazards on our trees, shrubs and plants. If our trees, shrubs and plants we grow are damaged or destroyed by any of those elements, we could suffer a significant loss of revenue and assets. The loss would be particularly significant if the affected plants were the Eldarica Pine, which accounted for approximately 46% of our revenue in Fiscal 2005 and 28% of our sales in Fiscal 2006.

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

OUR COMMON STOCK IS A "LOW-PRICED STOCK" AND SUBJECT TO REGULATION THAT LIMITS OR RESTRICTS THE POTENTIAL MARKET FOR OUR STOCK.

      Shares of our common stock may be deemed to be "low-priced" or "penny stock," resulting in increased risks to our investors and certain requirements being imposed on some brokers who execute transactions in our common stock. In general, a low-priced stock is an equity security that:

      o     Is priced under five dollars;
      o Is not traded on a national stock exchange, the Nasdaq National Market or the Nasdaq SmallCap Market;
      o     May be listed in the OTC Pink Sheets or the OTC Bulletin Board;
      o Is issued by a company that has less than $5 million in net tangible assets (if it has been in business less than three years) or has less than $2 million in net tangible assets (if it has been in business for at least three years); and
      o Is issued by a company that has average revenues of less than $6 million for the past three years.

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

ITEM 3.  CONTROLS AND PROCEDURES

      (a) Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our chief executive officer and our chief financial officer have concluded that, as of December 31, 2006, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods required by governing rules and forms.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      Set forth below is information regarding all equity securities sold Subsequent to September 30, 2006 (unless previously reported).

      Between October and December 2006, the Company issued 58,182 shares of common stock for $32,000 in cash to individual investors. The offer and sale of such shares of our common stock were effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and rules promulgated thereunder, based upon the following: (a) the investors confirmed to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

      In November 2006, we issued 100,000 shares of our common stock valued at $82,500, or $0.55 per share to Marrs & Smith, Ltd. in connection with our two-year with buyout option lease agreement for a 4-acre retail location in Odessa, Texas. The offer and sale of such shares of our common stock were effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based upon the following: (a) the investors confirmed to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

      In October 2006, we issued 8,572 shares of our common stock valued at $15,585, or $0.55 per share. The shares are related to a private placement that closed in the prior quarter and were issued voluntarily in order to preserve shareholder confidence and relations. The offer and sale of such shares of our common stock were effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based upon the following: (a) the investors confirmed to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

      On January 3, 2007, we entered into a conversion request with the holder of a $150,000 Promissory Note pursuant to which it was converted, at the rate of $0.30 per share, for a total of 500,000 shares. The offer and sale of such shares of our common stock were effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and rules promulgated thereunder, based upon the following: (a) the investors confirmed to us that it was an "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) the investor was provided with certain disclosure materials and all other information requested with respect to our company; (d) the investor acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

      On January 3, 2007, we entered into a conversion request with the holder of a $50,000 Promissory Note pursuant to which it was converted, at the rate of $0.55 per share, for a total of 90,909 shares. The offer and sale of such shares of our common stock were effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and rules promulgated thereunder, based upon the following: (a) the investor confirmed to us that it was an "accredited investor," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) the investor was provided with certain disclosure materials and all other information requested with respect to our company; (d) the investor acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5.  OTHER INFORMATION

      On November 1, 2006 we executed a Promissory Note Extension of Trust for four unsecured Promissory Notes, one originally entered into and than extended on August 15, 2006 and three originally entered into between July 28, 2006 and August 11, 2006 between Penge Corp and Rocky Fischer. Under the Modification, the holder agreed to extend the terms on a month to month basis with the ability to call the notes due with 30 days notice.

      On December 1, 2006 we executed a Promissory Note Extension of Trust for a Promissory Note dated October 2006 between Penge Corp and Swan & Gardiner, Ltd. Under the Modification, the holder agreed to extend the terms on a month to month basis with the ability to call the note due with 30 days notice.

      On December 1, 2006 we executed a Promissory Note Extension of Trust for a Promissory Note dated June 2006 between Penge Corp and Philip Oleson. Under the Modification, the holder agreed to extend the terms on a month to month basis with the ability to call the note due with 30 days notice and holder also requested that the 2nd trust deed on San Angelo be recorded and a copy be provided.

      On January 30, 2007 we executed a $25,000 secured Promissory Note between Penge Corp and Corky and Linda Bosworth. The note is secured by trees at S&S Plant Farm valued at a wholesale value of $100,000.

ITEM 6.  EXHIBITS

      See the Exhibit Index attached hereto following the signature page.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      Penge Corp
                                       -----------------------------------------


         February 13, 2007                       By: /s/ Kirk Fischer
      -----------------------          -----------------------------------------
               Date                      Kirk Fischer, Chief Executive Officer


         February 13, 2007                        By: /s/ KC Holmes
      -----------------------          -----------------------------------------
               Date                       KC Holmes, Chief Financial Officer


                                  EXHIBIT INDEX

                                                                       INCORPORATED BY REFERENCE/
 EXHIBIT NO.                          EXHIBIT                               FILED HEREWITH
-------------  ---------------------------------------------------    ---------------------------
    10.1       Extension of four unsecured Promissory Notes            Filed herewith
               between Penge Corp and Rocky Fischer, dated
               November 2006.

    10.2       Extension of unsecured Promissory Note between          Filed herewith
               Penge Corp and Phillip Oleson, dated December
               2006.

    10.3       Extension of unsecured Promissory Note between          Filed herewith
               Penge Corp and Phillip Oleson, dated December
               2006.

    10.4       Extension of unsecured Promissory Note between          Filed herewith
               Penge Corp and Swan & Gardiner, dated December
               2006.

    10.5       Promissory Note between Penge Corp and Corky            Filed herewith
               and Linda Bosworth, dated January 2007.

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