Form 10QSB
period 2007-03-31
PENGE CORP
filed 2007-05-15
CIK 1222557

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________


                                   PENGE CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                     000-52180                 71-0895709
----------------------------     ---------------------      -------------------
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

As of March 31, 2007 the issuer had 24,682,745 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           PENGE CORP AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2007

                          PENGE CORP. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                    CONTENTS

                                                                           PAGE

--        Unaudited Condensed Consolidated Balance Sheets,
               March 31, 2007 and June 30, 2006                              1

--        Unaudited Condensed Consolidated Statements of
               Operations, for the three and nine months ended
               March 31, 2007 and 2006                                       3

--        Unaudited Condensed Consolidated Statements of
               Cash Flows, for the nine months ended
               March 31, 2007 and 2006                                       4

--        Notes to Unaudited Condensed Consolidated Financial
               Statements                                                    8

                             PENGE CORP. AND SUBSIDIARIES
                   UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                        ASSETS


                                                             March 31,      June 30,
                                                               2007           2006
                                                            ----------     ----------
CURRENT ASSETS:
   Cash                                                     $   74,967     $  111,915
   Accounts receivable, net of $16,315 and $6,193 of
     allowance for doubtful accounts for March 31, 2007
     and June 30, 2006                                          59,153         89,062
   Inventories                                               3,100,701      2,442,469
   Prepaid expenses                                              6,997          4,769
                                                            ----------     ----------
          Total Current Assets                               3,241,818      2,648,215

PROPERTY, PLANT AND EQUIPMENT, net                           4,309,320      4,710,650
                                                            ----------     ----------

LAND HELD FOR SALE                                           1,636,675      1,636,675
                                                            ----------     ----------

OTHER ASSETS:
   Deferred loan costs                                          10,245            229
   Goodwill                                                    150,000        150,000
   Definite-life intangible assets, net                          5,706         13,490

                                                            ----------     ----------
          Total Other Assets                                   165,951        163,719
                                                            ----------     ----------
                                                            $9,353,764     $9,159,259
                                                            ==========     ==========


                                     [Continued]

      The accompanying notes are an integral part of these financial statements.


                                 PENGE CORP. AND SUBSIDIARIES
                        UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                         LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)

                                          (CONTINUED)


                                                                   March 31,        June 30,
                                                                     2006             2006
                                                                  -----------      -----------
CURRENT LIABILITIES:
   Current portion of notes payable                                 1,579,139          940,272
   Current portion of related party notes payable                     300,000          266,863
   Current portion of convertible notes payable                     1,815,149          918,125
   Current portion of related party convertible notes payable         600,000          150,000
   Current Portion of Lease Liability                                  76,561           63,700
   Accounts payable                                                 1,033,830        1,320,214
   Related party accounts payable                                     237,827          217,590
   Current derivative liabilities                                      64,053           56,203
   Other accrued liabilities                                          542,865          284,040
                                                                  -----------      -----------
          Total Current Liabilities                                 6,249,424        4,217,007

LONG-TERM DEBT:
   Notes payable, less current portion                              1,380,121        1,500,154
   Related party notes payable, less current portion                  488,341          771,760
   Convertible notes payable, less current portion                    484,319        1,578,156
   Related party convertible notes payable,
     less current portion                                                  --          550,000
   Long-term capital lease obligations, less current portion          201,463          255,597
   Deferred income                                                     16,157           23,310

                                                                  -----------      -----------
          Total Long-term Debt                                      2,570,401        4,678,977
                                                                  -----------      -----------
                                                                    8,819,825        8,895,984
                                                                  -----------      -----------

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $.001 par value, 10,000,000
     shares  authorized, no shares issued and outstanding                  --               --
   Common stock, $.001 par value, 50,000,000 shares
     authorized, 24,682,745 and 24,515,730 shares
     issued and outstanding, respectively                              28,956           24,516
   Additional paid-in capital                                       5,502,902        3,637,593
   Treasury stock, at cost (408,299 shares, respectively)
   Accumulated (Deficit)                                           (4,997,920)      (3,398,834)

                                                                  -----------      -----------
          Total Stockholders Equity (Deficit)                         533,938          263,275
                                                                  -----------      -----------

                                                                  $ 9,353,763      $ 9,159,259
                                                                  ===========      ===========


          The accompanying notes are an integral part of these financial statements.


                                       PENGE CORP. AND SUBSIDIARIES
                         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                            For the Three Months                For the Nine Months
                                               Ended March 31,                     Ended March 31,
                                        ------------------------------      ------------------------------
                                            2007              2006             2007               2006
                                        ------------      ------------      ------------      ------------
NET REVENUES:
   Sales, net                           $    531,539      $    274,815      $  1,553,360      $  1,707,552

COST OF GOODS SOLD                           245,419           129,020           781,737         1,197,099
                                        ------------      ------------      ------------      ------------

GROSS PROFIT                                 286,120           145,795           771,623           510,453
                                        ------------      ------------      ------------      ------------

OPERATING EXPENSES:
   Salaries, Wages and Related
   Expenses                                  210,736           192,995           580,715           453,036
   Consulting                                     --            10,000                --            26,125
   Advertising                                   466             1,351            15,523             3,277
   Other General and Administrative          116,534            67,093           326,859           221,965
   Depreciation & Amortization                39,035             5,781            94,583            24,601
                                        ------------      ------------      ------------      ------------

          Total Operating Expenses           366,771           277,221         1,017,680           729,004
                                        ------------      ------------      ------------      ------------

INCOME (LOSS) FROM OPERATIONS                (80,651)         (131,426)         (246,057)         (218,551)
                                        ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE):
   Interest income                                --                14                56               162
   Interest expense related party            (47,671)          (19,988)         (171,213)          (78,182)
   Interest expense                         (221,479)         (279,931)         (604,239)         (560,948)
   Note Conversion/Stock Expense            (459,235)               --          (491,449)               --
   Other income (expense)                    (16,700)               --           (86,184)               --
                                        ------------      ------------      ------------      ------------

          Total Other (Expense)             (745,085)         (299,905)       (1,353,029)         (638,968)
                                        ------------      ------------      ------------      ------------

NET LOSS                                $   (825,736)     $   (431,331)     $ (1,599,086)     $   (857,519)
                                        ============      ============      ============      ============
BASIC AND DILUTED LOSS
   PER COMMON SHARE                     $      (0.03)     $      (0.02)     $      (0.06)     $      (0.04)
                                        ============      ============      ============      ============

WEIGHTED AVERAGE SHARES
   OUTSTANDING                            25,485,062        23,171,832        24,949,435        23,479,928
                                        ============      ============      ============      ============


                                                [Continued]

                The accompanying notes are an integral part of these financial statements.


                                 PENGE CORP. AND SUBSIDIARIES
                   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      For the Nine Months
                                                                         Ended March 31,
                                                                  ----------------------------
                                                                      2007             2006
                                                                  -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $(1,599,086)     $  (857,519)
   Adjustments to reconcile net loss to net cash used by
     operating activities:
        Amortization of deferred loan costs                            31,442           57,258
        Amortization of discounts                                          --            9,924
        Change in deferred loan costs                                 (13,940)              --
        Change in allowance for bad debts                              10,344            2,177
        Depreciation and amortization                                 104,471          218,301
        Contingent derivative liabilities                               6,043               23
        Non-cash expenses related to equity instruments               459,235          131,157
          Accounts receivable                                         (60,435)          58,152
          Inventories                                                (323,828)        (914,956)
          Prepaid expenses                                             (3,644)             843
          Refundable deposits                                              --           (4,440)
          Accounts payable                                           (122,005)         485,616
          Accrued liabilities                                         490,609          100,575
          Customer deposits                                            80,000               --
                                                                  -----------      -----------
             Net Cash Used by Operating Activities                   (940,794)        (712,889)
                                                                  -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for property and equipment                                     --       (1,771,917)
   Payments for land held for sale                                         --          (20,193)
   Proceeds from sale of equipment                                     80,422           72,500
                                                                  -----------      -----------
             Net Cash Provided (Used) by Investing Activities          80,422       (1,719,610)
                                                                  -----------      -----------


                                          [Continued]

          The accompanying notes are an integral part of these financial statements.


                               PENGE CORP. AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (CONTINUED)


                                                                  For the Nine Months
                                                                    Ended March 31,
                                                             ----------------------------
                                                                2007              2006
                                                             -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Changes in related party advances                              23,038          182,689
   Payments on related party advances                                 --          (65,618)
   Proceeds from notes payable                                   547,500          775,000
   Payments on notes payable                                     (32,365)        (273,595)
   Proceeds from related party notes payable                     125,000          100,000
   Payments on related party notes payable                       (26,139)        (240,852)
   Proceeds from convertible notes payable                       150,000        1,054,500
   Payments on convertible notes payable                         (11,337)              --
   Proceeds from related party convertible notes payable              --          450,000
   Payments on capital lease obligations                         (41,273)         (22,425)
   Proceeds from issuance of common stock                         89,000          350,477
                                                             -----------      -----------
             Net Cash Provided by Financing Activities           823,424        2,310,176
                                                             -----------      -----------

INCREASE IN CASH AND EQUIVALENTS                                 (36,948)        (122,323)

CASH AND EQUIVALENTS AT THE BEGINNING OF THE PERIOD              111,915          338,291
                                                             -----------      -----------

CASH AND EQUIVALENTS AT THE END OF THE PERIOD                $    74,967      $   215,968
                                                             ===========      ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                $   431,153      $   342,860

     Income Taxes                                            $        --      $        --


                                       [Continued]

        The accompanying notes are an integral part of these financial statements.

                                            5

                          PENGE CORP. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     FOR THE NINE MONTHS ENDED MARCH 31, 2007

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

         Between January and March 2007, notes payable and interest of $1,234,299 were converted into 4,131,904 shares of stock and a conversion expense of $459,235 was recorded as the conversion price was decreased from between $0.95-$0.55 to between $0.55-$0.25.


   The accompanying notes are an integral part of these financial statements.

                          PENGE CORP. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
 (CONTINUED)

     FOR THE NINE MONTHS ENDED MARCH 31, 2006

         During the year, a related party paid $72,169 from the sale of personal property against a note payable of the Company.

         In November 2005, the Company entered into a Capital Equipment lease agreement which netted the Company $38,888 over the carrying value of the leased assets.

         In November 2005, the Company purchased fixed assets under capital leases with a value of $360,181.

         In December 2005, the Company received 408,296 shares of treasury stock to satisfy a subscription receivable.

         In December 2005, the Company entered into a secured, convertible Promissory Note for $242,000 for 119.47 acres in Midland, Texas.

         In December 2005, notes payable of $300,000 plus accrued interest were converted into 1,091,995 shares of stock.

         In December 2005, the Company reduced the conversion price on certain convertible notes payable and recorded interest expense of $85,657.

         In December 2005, the Company assumed a note of a related party and reduced the related party's note by $132,718.

         In January 2006, the Company issued 50,000 shares of common stock for employee services rendered value at $35,000

         In March 2006, the Company issued 15,000 shares of common stock for payment of services rendered valued at $10,500.


   The accompanying notes are an integral part of these financial statements.

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

     Major Trees, Inc. ("MT Subsidiary") was organized under the laws of the State of Arizona on December 29, 1993.

     S&S Plant Farms, Inc. ("S&S Subsidiary") was organized under the laws of the State of Texas on February 23, 1995.

     Texas Landscape Center, Inc. ("TLC Subsidiary") was organized under the laws of the State of Texas on September 1, 2005. The subsidiary was organized by the Parent and as such, became a wholly owned subsidiary of the Parent. The financial statements include operations of Texas Landscape Center, Inc from September 1, 2005 through March 31, 2007.

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

                                    Continued

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     ACCOUNTS RECEIVABLE - Accounts receivable consist of trade receivables arising in the normal course of business. At March 31, 2007 and June 30, 2006, the Company has an allowance for doubtful accounts of $16,315 and $6,193, respectively, which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company estimates allowances for doubtful accounts based on the aged receivable balances and historical losses. The Company records interest income on delinquent accounts receivable only when payment is received. The Company first applies payments received on delinquent accounts receivable to eliminate the outstanding principal. The Company charges off uncollectible accounts receivable when management estimates no possibility of collecting the related receivable. The Company considers accounts receivable to be past due or delinquent based on contractual terms.

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

     PRODUCT WARRANTY - The Company does not warranty their agricultural products against damage that may occur prior to delivery to the customer. The Company does warrant trees and shrubs sold through the retail sites for one year from purchase. At March 31, 2007 and June 30, 2006, the Company has established a reserve for future warranty expense of $7,791 and $0, respectively.

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

     ADVERTISING COSTS - Cost incurred in connection with advertising of the Company's products are expensed as incurred. Such costs amounted to $466 and $1,351 for the three months ended March 31, 2007 and March 31, 2006 respectively and $15,523 and $3,277 for the nine months ended March 31, 2007 and March 31, 2006, respectively.

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

     During the periods presented in the accompanying financial statements, the Company has granted options under its 2002 Stock Incentive Plan. The Company has adopted the provisions of SFAS No. 123R using the modified-prospective

                                    Continued

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     transition method and the disclosures that follow are based on applying SFAS No. 123R. Under this transition method, compensation expense recognized during the year ended June 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of July 1, 2005, and (b) compensation expense for all share-based awards granted on or after July 1, 2005. Accordingly, no compensation cost has been recognized for grants of options to employees and directors in the accompanying statements of operations with an associated recognized tax benefit of $0 of which $0 was capitalized as an asset for the period ended March 2007 and 2006 respectively. In accordance with the modified-prospective transition method, the Company's financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123R. Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2005 consistent with the provisions of SFAS No. 123R, the Company's net loss and basic net loss per common share would have been increased to the pro forma amounts indicated below:

                                                          March 31, 2006
                                                          ---------------

                  Net loss, as reported                   $     (857,519)
                  Add:  Stock-based employee
                    compensation expense included in
                    reported net loss                                 --
                  Deduct:  Total stock-based employee
                    compensation expense determined
                    under fair value based method                     --
                                                          ---------------

                  Net loss                                      (857,519)
                                                          ---------------

                  Loss per common share, as reported      $        (0.04)
                  Loss per common share, pro forma        $        (0.04)

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

     RECLASSIFICATION - The financial statements for the period ended prior to March 31, 2007 have been reclassified to conform to the headings and classifications used in the March 31, 2007 financial statements.

     RECENTLY ENACTED ACCOUNTING STANDARDS - In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is required to adopt FIN 48 beginning in fiscal year 2008 and the impact that the adoption of FIN 48 will have on its consolidated financial statements and notes thereto is expected to be immaterial.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS 157 SFAS No. 158 will have not have a material impact on the Company's financial statements.

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)." SFAS No. 158 requires employers that

                                    Continued

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


RECENTLY ENACTED ACCOUNTING STANDARDS (CONTINUED)

     sponsor defined benefit pension and postretirement benefit plans to recognize previously unrecognized actuarial losses and prior service costs in the statement of financial position and to recognize future changes in these amounts in the year in which changes occur through comprehensive income. As a result, the statement of financial position will reflect the funded status of those plans as an asset or liability. Additionally, employers are required to measure the funded status of a plan as of the date of its year-end statement of financial position. SFAS No. 158 will have no impact on the Company's financial statements.

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


NOTE 3            INVENTORIES

     Inventories consist of the following at:

                                                     March 31,        June 30,
                                                       2007             2006
                                                   -----------      -----------

                  Raw Materials                    $    19,566      $    97,904
                  Finished Goods                     3,113,926        2,369,565
                  Allowance for obsolete / slow
                     moving inventory                  (25,000)         (25,000)
                  Warranty Reserve                      (7,791)              --
                                                   -----------      -----------

                                                   $ 3,100,701      $ 2,442,269
                                                   -----------      -----------

     Most of the Company's inventories are collateral on various notes payable [See Notes 7, 8, 9 and 10].

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4   PROPERTY, PLANT AND EQUIPMENT

     Property and equipment consist of the following at:

                                                          Estimated
                                                       Useful Lives of       March 31,            June 30,
                                                       Assets (Years)          2007                 2006
                                                       ---------------    ---------------     ---------------

         Office furniture and equipment                    1 - 10         $        78,325     $        78,944
         Retail furniture and equipment                    1 - 10                 643,989             613,113
         Leasehold Improvements                            1 - 10                  60,800                   -
         Farm equipment                                    2 - 15               2,353,403           2,540,857
         Buildings                                        20 - 30               1,401,356           1,394,278
         Land                                          not applicable             592,753             592,753
         Construction in Progress                      not applicable              33,622              15,539
                                                                          ---------------     ---------------
         Total                                                                  5,164,248           5,235,484
         Less accumulated depreciation                                           (854,928)           (524,834)
                                                                          ---------------     ---------------

         Property, Plant and Equipment, net                               $     4,309,320     $     4,710,650
                                                                          ---------------     ---------------

     Depreciation expense for the nine months ended March 31, 2007 and 2006 was $94,583 and $24,601, respectively. All of the Company's property and equipment are collateral for certain notes payable [See Notes 7, 8, 9 and 10].


NOTE 5   LAND HELD FOR RESALE

     FARM LAND - On December 21, 2005, the Company purchased a 119 acre parcel in Midland, Texas for $242,000. At March 31, 2007, the land is held as collateral on a note payable [See Note 9].

     COMMERCIAL PROPERTY - In 2005, the Company also purchased 7 acres of commercial property in San Angelo, Texas for $1,394,675. At March 31, 2007, the land is held as collateral on a note payable [See Note 9].

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6   GOODWILL / DEFINITE-LIFE INTANGIBLE ASSETS

     The following is a summary of goodwill and definite-life intangible assets:

                                                  March 31,      June 30,
                                                    2007           2006
                                                 ---------      ---------
     GOODWILL
         Goodwill                                $ 150,000      $ 150,000
                                                 ---------      ---------
     DEFINITE-LIFE INTANGIBLE ASSETS
         5-year non-compete contract with
              note holder                           28,907         28,907
         5-year non-compete contract with
              shareholder                           28,907         28,907

         Less accumulated amortization             (52,108)       (44,324)
                                                 ---------      ---------

         Net Definite-Life Intangible Assets     $   5,706      $  13,490
                                                 ---------      ---------


     The Company estimates that its amortization expense will approximately be as follows for the twelve month periods ended:

                                                 Amortization
                         March 31,                  Expense
                       ------------              ------------
                           2007                      5,706
                        Thereafter                       -
                                                 ------------
                                                     5,706

     Definite Life Intangible Assets - The Company is amortizing their definite-life intangible assets on a straight-line basis over five years. Amortization expense of $7,784 and $8,672 was recorded for the nine months ended March 31, 2007 and 2006, respectively, and has been included in general and administrative expense.

     Goodwill - The Company recorded goodwill of $150,000 in connection with the acquisition of Profile Diagnostic Sciences, Inc. as the purchase price of $150,000 exceeds the $0 net book value of the assets acquired.

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7   CONVERTIBLE NOTES PAYABLE

     The Company had the following convertible notes payable summarized in groups with similar attributes at:

                                                                                       March 31,           June 30,
                                                                                         2007                2006
                                                                                     ------------        ------------
              12% Note payable, maturing in May to June 2007, convertible at
                 $.65 per share for the first twelve months and $.75 per share for the second twelve
                 months, secured by UCC-1 lien against inventory                          270,000            270,000

              12% Note Payable, maturing in February 2007,
                 convertible at $.30 per share through February
                 2007, secured by UCC-1 lien against inventory                             28,000             228,000

              12% Note Payable, maturing in June to October 2007, convertible at
                 $.65 per share for the first twelve months and $.75 per share for the second twelve
                 months, secured by UCC-1 lien against inventory                          625,000            750,000

              12% Note payable, maturing in October 2007 to May 2008,
                 convertible at $.95 per share for the first twelve months and
                 $1.05 for the second twelve
                 months, secured by UCC-1 lien against inventory                          402,500            452,500

              15% Note Payable, maturing in 2007, convertible at $.30 per share
                 (At the time of conversion, the creditor can require the
                 Company to redeem any amount of the shares in the conversion at
                 $.345 per share), secured by a lien using a Trust Deed and
                 Trust Deed Note, against Major Trees, a lien using a Trust Deed and Trust Deed Note, against Major Trees, TX, and a term life insurance policy on two officers
                 of the Company                                                           409,649             370,125

              12% Note payable, maturing in January 2008, convertible at $.95 per share for the first twelve months and $1.10 for the second twelve months,
                 secured by A UCC-1 lien against inventory                                200,000             200,000

              12% Note payable, maturing in March 2008, convertible at $.95 per share for the first twelve months and $1.10 for the second twelve months,

                                                      Continued


                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7   CONVERTIBLE NOTES PAYABLE (CONTINUED)

                 secured by 119.47 acres in Midland, TX; refinanced
                 March 2007; 9% Note payable, maturing April
                 2012; monthly payments of $1,928.29.                                     214,319             225,656

              12% Note payable, maturing in January 2008, convertible at $.95 per share for the first twelve months and $1.10 for the second twelve months,
                 secured by A UCC-1 lien against inventory                                150,000                  --
                                                                                     ------------        ------------
              Total                                                                     2,299,468           2,496,281
              Less Current Portion                                                     (1,815,149)           (918,125)
                                                                                     ------------        ------------

                                                                                     $    484,319        $  1,578,156
                                                                                     ------------        ------------

          The convertible notes payable mature as follows for the twelve-month periods ended:

                                                            Principle
                                March 31,                      Due
                              ------------               --------------

                                  2008                   $    1,815,149
                                  2009                          274,234
                                  2010                            4,631
                                  2011                            5,064
                                  2012                            5,540
                               Thereafter                       194,850
                                                         --------------
                                                         $    2,299,468
                                                         --------------

     The discounts due to the beneficial conversion feature of the notes are being amortized over the term of the respective notes. For the nine months ended March 31, 2007 and 2006, the Company amortized $0 and $18,691, respectively, for the discounts on notes payable as interest expense.

     At March 31, 2007, the Company had a total of $10,245 in loan fees and costs from establishing these convertible notes payable. These costs have been deferred and are being amortized over the term of the respective notes. For the nine months ended March 31, 2007, the Company amortized $29,232 of the deferred loan costs as interest expense.

                                    Continued

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7   CONVERTIBLE NOTES PAYABLE (CONTINUED)

     For the nine months ended March 31, 2007 and 2006, interest expense on the convertible notes payable amounted to $238,062 and $181,697, respectively.

NOTE 8   RELATED PARTY CONVERTIBLE NOTES PAYABLE

     The Company had the following related party convertible notes payable summarized in groups with similar attributes due to shareholders of the Company at:

                                                                                      March 31,           June 30,
                                                                                        2007                2006
                                                                                    -------------       -------------
              12% Notes payable, maturing in 2007, convertible at
                 $.30 per share through February 2007, secured by
                 UCC-1 lien against inventory                                       $     100,000       $     100,000

              12% Notes payable, maturing in 2008, convertible at $.65 per share for the first twelve months and $.75 per share for the second twelve months, secured by
                 UCC-1 lien against inventory                                              50,000              50,000

              12% Notes payable, maturing in 2007, convertible at
                 $.30 per share through February 2007, secured by
                 inventory                                                                      -             100,000

              12% Notes Payable, maturing in 2008, convertible
                 at $.70 per share through January 31, 2008,
                 secured by TLC's  building and land in Midland, TX                       450,000             450,000
                                                                                    -------------       -------------
              Total                                                                       600,000             700,000
              Less Current Portion                                                       (600,000)           (150,000)
                                                                                    -------------       -------------
                                                                                    $           -       $     550,000
                                                                                    -------------       -------------

     The related party convertible notes payable mature as follows for the twelve-month periods ended:

                                                  Principle
                       March 31,                     Due
                     ------------               --------------
                         2008                   $      600,000
                      Thereafter                             -
                                                --------------
                                                $      600,000
                                                --------------

                                    Continued

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8   RELATED PARTY CONVERTIBLE NOTES PAYABLE (CONTINUED)

     The discounts due to the beneficial conversion feature of the notes are being amortized over the term of the respective notes. For the nine months ended March 31, 2007 and 2006, the Company amortized $938 and $3,616, respectively, of the discounts on notes payable as interest expense.

     At March 31, 2007, the Company had a total of $0 in loan fees and costs from establishing these convertible notes payable. These costs have been deferred and are being amortized over the term of the respective notes. For the nine months ended March 31, 2007 and 2006, the Company amortized $229 and $1,375 respectively, of the deferred loan costs as interest expense.

     For the nine months ended March 31, 2007 and 2006, interest expense on the related party convertible notes payable amounted to $52,035 and $32,284, respectively.

NOTE 9   NOTES PAYABLE

     The Company had the following notes payable summarized in groups with similar attributes at:

                                                                                      March 31,           June 30,
                                                                                        2007                2006
                                                                                    -------------       -------------

              7% Notes payable, yearly payments of $50,000, mature in 2007, secured by Major Tree's outstanding shares of capital stock, financial
                 books and records, equipment, and furniture                        $      77,150       $      77,150

              Unsecured 6% Notes payable, maturing
                 2007                                                                      15,730              21,200

              24% Notes payable, maturity extended to August
                15, 2006, beginning balance of $200,000
                secured by land. Security was released upon
                principle payment of $144,000 in June  2006                                     -              56,000

              24% Notes payable, maturing December 15, 2006
                secured by land; extended month to month on
                December 1, 2006.                                                         200,000             147,500

              14% Notes payable maturing in 2006, secured by MT
                 Subsidiary's land in Cochise County, AZ. Verbally
                 extended to monthly                                                      332,007             280,646


                                                      Continued


                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9   NOTES PAYABLE (CONTINUED)

              14% Notes payable, maturing in 2007, secured by the property of an officer in Clark County, Nevada. In September 2005 an officer of the Company paid $72,169 in behalf of the Company and the lien on the property was released by the holder
                 of the note                                                              114,421              99,851

              12% Notes payable, balloon payment due upon
                 maturity, matures in 2007, secured by inventory                                -              85,577

              6.75% Note payable, monthly payments of
                 $3,355, matures in 2021, secured by TLC's building
                 and land                                                                 363,955             376,632

              7% Note payable, monthly payments of $1,370,
                 mature in 2008, secured by S&S' land and office
                 building                                                                 124,848             129,551

              24% Notes payable, maturing November 2006,
                 unsecured.                                                                     -                   -

              24% Notes payable, maturing December 2006,
                 unsecured.                                                                60,000                   -

              24% Notes payable, maturing January 2007,
                 unsecured.                                                                80,000                   -

              24% Notes payable, maturing December 2006,
                 unsecured.                                                                30,000                   -

              24% Notes payable, maturing January 2007,
                 unsecured.                                                                50,000                   -

              24% Notes payable, maturing August 2007,
                 unsecured.                                                                25,000                   -

              24% Notes payable, maturing September 2007,
                 unsecured.                                                               100,000                   -

              9% Notes payable, maturing September 2007,
                 unsecured.                                                               146,170                   -


                                                      Continued


                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9   NOTES PAYABLE (CONTINUED)

              12% Notes payable, maturing September 2008,
                 unsecured.                                                                73,660                   -

              Interest rate will be 6% note payable until July 1, 2006.
                Beginning July 1, 2006, interest will accrue at the rate per year that will be the lesser of .5% in excess of the Prime
                Interest Rate as published by the Wall Street Journal; or the maximum nonusurious rate of interest permitted by applicable law. Beginning January 2007, monthly payments necessary to amortize the balance over a period ending July 2015 will be required. The note matures on July 1, 2010 when the balance will be due. Note is secured by land in San Angelo, TX which is held for resale. Extension of interest only through
                January 2007.                                                           1,166,319           1,166,319
                                                                                    -------------       -------------
              Total                                                                     2,959,260           2,440,426
              Less Current Portion                                                     (1,579,139)           (940,272)
                                                                                    -------------       -------------
                                                                                    $   1,380,121       $   1,500,154
                                                                                    -------------       -------------

     The notes payable mature as follows for the twelve-month periods ended:

                                                  Principle
                       March 31,                     Due
                     ------------               --------------

                        2008                    $    1,579,139
                        2009                           233,718
                        2010                           193,714
                        2011                           660,947
                        2012                            21,301
                     Thereafter                        270,441
                                                --------------
                                                $    2,959,260
                                                --------------

     At March 31, 2007, the Company had a total of $0 in loan fees and costs from establishing these notes payable. These costs have been deferred and are being amortized over the term of the respective notes. For the nine months ended March 31, 2007, the Company amortized $11,653 of the deferred loan costs as interest expense.

     For the nine months ended March 31, 2007 and 2006, interest expense on the notes payable amounted to $252,079 and $128,575, respectively.



                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10  RELATED PARTY NOTES PAYABLE

     The Company had the following related party notes payable summarized in groups with similar attributes due to shareholders of the Company at:

                                                                                      March 31,           June 30,
                                                                                        2007                2006
                                                                                    -------------       -------------
              7% Note payable, yearly payments of $75,000,
                 maturing in 2009, secured by Major Tree's
                 farmland, buildings, and equipment                                 $     194,292       $     201,081

              8% Note payable, monthly payments of $2,500,
                 maturing in 2009, secured by land and inventory                          264,760             271,198

               7% Note payable, quarterly payments of $11,660 through March
                 2007, quarterly payments of $13,527 from March 2007 through
                 March 2009, quarterly payments of $15,483 from March 2009
                 through March 2010, matures in 2010, secured by all of the issued and outstanding shares of S&S Plant Farm, Inc.'s capital
                 stock; refinanced March 2007                                                   -             367,282

              12% Note payable, quarterly interest
                 payments beginning April 2006,  maturing
                 January 10, 2007, unsecured; refinanced March 2007                             -             100,000

              24% Notes payable, maturing June 2007,
                 unsecured.                                                                25,000                   -

              10% Note payable, maturing in 2007, secured by
                 UCC-1 lien against inventory, net discount for
                 options issued of $0 and $938                                             50,000              49,062

              12% Notes payable, balloon payment due upon
                 maturity, mature in 2007, secured by inventory                            50,000              50,000

              24% Notes payable, balloon payments due upon
                 maturity, mature in 2008, unsecured.                                      10,000                   -


                                                       Continued


                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10  RELATED PARTY NOTES PAYABLE (CONTINUED)

              8% Note payable, payments of $20,000 in April,
               May & June; monthly payments of $3,500 July 2007 through June
                 2009, matures July 2009, secured by all of the issued and
                 outstanding
                 shares of S&S Plant Farm, Inc.'s capital stock.                          194,289                   -
                                                                                    -------------       -------------
              Total                                                                       788,341           1,038,623
              Less Current Portion                                                       (300,000)           (266,863)
                                                                                    -------------       -------------
                                                                                    $     488,341       $     771,760
                                                                                    -------------       -------------

     At March 31, 2007, the Company had a total of $0 in loan fees and costs from establishing these notes payable. For the three months ended March 31, 2007 and 2006, the Company amortized $0 and $2,063, respectively, of the deferred loan costs as interest expense.

     For the nine months ended March 31, 2007 and 2006, interest expense on the related party notes payable amounted to $85,859 and $62,198, respectively.

     The notes payable mature as follows for the twelve-month periods ended:

                                                  Principle
                       March 31,                     Due
                     ------------               --------------

                        2008                    $      300,000
                        2009                           165,000
                        2010                           323,341
                     Thereafter                              -
                                                --------------
                                                $      788,341
                                                --------------

     The discounts due to the options issued with the notes are being amortized over the term of the respective notes. For the nine months ended March 31, 2007 and 2006, the Company amortized $938 and $5,424, respectively, of the discounts on notes payable as interest expense.


                                       23

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11  CAPITAL LEASES OBLIGATION

     The Company leases equipment under capital leases that expire on October 2009 and July through November 2010. The gross amount of assets recorded under capital leases and the associated accumulated depreciation are included under property and equipment and are as follows:

                                                                   March 31,
                                                                      2007
                                                                ---------------

         Farm equipment                                         $       360,181
                                                                ---------------
         Total                                                          360,181
         Less accumulated depreciation                                 (113,784)
                                                                ---------------

         Net Leased Equipment                                   $       246,397
                                                                ---------------

     The Company amortizes its lease obligations over the term of each lease. Amortization expense was $70,515 for the nine months ended March 31, 2007.

     The future minimum lease payments are as follows for the twelve-month periods ended:

                              Amortization
                                March 31,                       Amount Due
                              ------------                    --------------
                                  2008                        $       97,630
                                  2009                                97,630
                                  2010                                92,901
                                  2011                                53,019
                               Thereafter                                  -
                                                              --------------
                  Total minimum obligations                          341,180
                  Executory costs and interest                      (63,156)
                                                              --------------
                  PV of minimum obligations                          278,024
                  Current portion                                  (76,561)
                                                              --------------
                  Long-term obligations                       $      201,463
                                                              --------------

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12  CAPITAL STOCK AND OPTIONS

     PREFERRED STOCK - In October 2004, Parent amended its articles of incorporation to authorize 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. At March 31, 2007 and June 30, 2006, no preferred shares were issued and outstanding.

     COMMON STOCK - In January 2007, the Company issued 90,909 shares of their previously authorized but unissued common stock for the conversion of a $50,000 note payable, or $0.55 per share.

     In January 2007, the Company issued 45,455 shares of their previously authorized but unissued common stock for cash of $25,000, or $0.55 per share.

     Between January 2007 and March 2007, the Company issued 3,451,922 shares of their previously authorized but unissued common stock for the conversion of $1,035,577 in notes payable, or $0.30 per share and 29,073 shares of their previously authorized but unissued common stock for the conversion of $8,722 in interest expense, or $0.30 per share. The Company recorded an additional $342,568 in non cash, stock conversion fees for adjusting the conversion price from between $0.95-$0.55 to between $0.55-$0.30 per share.

     In March 2007, the Company issued 560,000 shares of their previously authorized but unissued common stock for the conversion of $140,000 in notes payable, or $0.25 per share. The Company recorded an additional $116,667 in non cash, stock conversion fees for adjusting the conversion price from $0.55 to $0.25 per share.

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

     In October 2006, the Company issued 8,572 shares of their previously authorized but unissued common stock for a reduction in private placement value of stock valued at $4,715 or $0.55 per share.


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

     STOCK OPTION PLAN - In October 2002, the Company's Board of Directors approved and adopted the "2002 Stock Incentive Plan" ("the Plan") with a maximum of 8,000,000 shares of common stock reserved for issuance under the Plan. The Plan provides for both the direct award of shares and for the grant of options to purchase shares to employees, officers, directors, agents, consultants, advisors and independent contractors. Awards under the Plan will be granted as determined by the Board of Directors and the Board of Directors shall determine which eligible persons are to receive Incentive Stock Options, Non-Statutory Stock Options or stock issuances. The Board of Directors also sets the number of shares, the exercise price and the exercise terms for grants. Options granted to non-exempt employees are required to have an exercise price of at least 85% of the fair market value of the common stock at the time of grant. Incentive Stock Options must be granted with an exercise price of at least 100% (110% for shareholders who own at least 10% of the Company's outstanding stock) of the fair market value of the common stock at the time of grant. Incentive Stock Options are required to expire within 10 years. At March 31, 2007 and 2006, total awards available to be granted from the plan amounted to 3,150,000 and 3,150,000, respectively.

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


                                    Continued

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12  CAPITAL STOCK AND OPTIONS (CONTINUED)

     A summary of the status of options granted at March 31, 2007, and changes during the period then ended are as follows:

                                                                  For the Nine Months Ended
                                                                        March 31, 2007
------------------------------------------------------------------------------------------------------------------
                                                                  Weighted       Weighted Average      Aggregate
                                                                   Average          Remaining          Intrinsic
                                                       Shares   Exercise Price    Contractual Term       Value
------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of period                     845,000  $         0.25           4.43 years      $253,500
Granted                                                      -               -
Exercised                                                    -               -
Forfeited                                                                    -
Expired                                              (300,000)               -

Outstanding at end of period                           545,000  $         0.23           6.55 years      $176,250


Vested and expected to vest in the future              545,000  $         0.23           6.55 years      $176,250

Exercisable at end of period                           545,000  $         0.23           6.55 years      $176,250

Weighted average fair value of options
granted                                                      -  $            -
------------------------------------------------------------------------------------------------------------------

     The Company had no non vested options at the beginning of the period. At March 31, 2007 the Company had no non vested options resulting in no unrecognized compensation expense.

     The total intrinsic value of options exercised during the nine months ended March 31, 2007 and 2006 was $0 and $2,000 respectively. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at March 31, 2007 and 2006 (for outstanding options), less the applicable exercise price.

     During the nine months ended March 31, 2007 and 2006, the Company received cash of $0 and $1,500 and recorded a subscription receivable of $0 and $0 upon the exercise of awards. The Company realized no tax benefit due to the exercise of options as the Company had a loss for the period and historical net operating loss carry forwards.

     Common shares issued upon exercise of options are issued from available authorized but unissued common shares. As of March 31, 2007, the Company has no plans to repurchase common shares issued upon exercise of options.

                                    Continued

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12  CAPITAL STOCK AND OPTIONS (CONTINUED)

     A summary of the status of stock options outstanding at March 31, 2007 is presented below:

                                     Options Outstanding                              Options Exercisable
--------------------------------------------------------------------------------------------------------------------
                                     Weighted Average
  Range of              Number          Remaining         Weighted Average        Number        Weighted Average
Exercise Prices      Outstanding      Contractual Life     Exercise Price       Exercisable      Exercise Price
--------------------------------------------------------------------------------------------------------------------
     $ 0.10            200,000            5.59 years     $       0.10             200,000      $       0.10
       0.30            345,000            6.80 years             0.30             345,000              0.30
-----------------  -----------------  -------------------  ------------------ -----------------  ------------------
   $0.10-0.30          545,000            6.55 years     $       0.23             545,000      $       0.23
-----------------  -----------------  -------------------  ------------------ -----------------  ------------------

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

     At March 31, 2007 and June 30, 2006, the total of all deferred tax assets is approximately $658,000 and $804,000 and the total of all deferred tax liabilities is $191,000 and $191,000. The amount of and ultimate realization of the benefits from the deferred tax assets is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of these uncertainties surrounding the realization of the NOL carryforwards, the Company has established a valuation allowance of approximately $722,000 and $613,000 at March 31, 2007 and June 30, 2006. The change in the valuation allowance for the nine months ended March 31, 2007 was approximately $27,000.

     At March 31, 2007 and June 30, 2006, the Company has available unused net operating loss carryforwards of approximately $4,550,877 and $3,725,141 respectively, which may be applied against future taxable income and which expire in various years through 2027. Also, the Company has unused capital loss carryovers at March 31, 2007 and June 30, 2006 of approximately $83,812 and $83,812, respectively, which expire in various years through 2011.

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14  LOSS PER SHARE

     The following data shows the amounts used in computing loss per share:

                                                   For the Three Months              For the Nine Months
                                                      Ended March 31,                   Ended March 31,
                                             ------------------------------      ------------------------------
                                                 2007              2006              2007              2006
                                             ------------      ------------      ------------      ------------
     Loss from operations available to
     common shareholders (numerator)         $   (825,736)     $   (431,331)     $ (1,599,086)     $   (857,519)
                                             ------------      ------------      ------------      ------------

     Weighted average number of common
     shares outstanding used in loss per
     share for the period (denominator)        25,485,062        23,171,832        24,949,435        23,479,928
                                             ------------      ------------      ------------      ------------

     At March 31, 2007, the Company had outstanding options to purchase 545,000 shares and notes payable convertible into 5,021,405 shares which were not used in the computation of loss per share because their effect would be anti-dilutive. At March 31, 2006, the Company had outstanding options for 850,000 shares and notes payable convertible into 5,890,370 shares which were not used in the computation of loss per share because their effect would be anti-dilutive

NOTE 15  RELATED PARTY TRANSACTIONS

     RELATED PARTY ADVANCES - During the nine months ended March 31, 2007 and 2006, officers/shareholders of the Company and their relatives have made advances to the Company and the Company has repaid the advances as funds have been available. During the nine months ended March 31, 2007 officers/shareholders of the Company and their relatives made advances and held paychecks totaling $111,633 and the company repaid advances totaling $58,186. Since the Company owed $184,380 from prior-year advances, the remaining balance owed to the officers/shareholders of the Company and their relatives at March 31, 2007 is $237,827.

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

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16  CONCENTRATIONS

     ACCOUNTS RECEIVABLE - At March 31, 2007, 31.7% of the Company's accounts receivable was owed by two customers. At June 30, 2006, 41% of the Company's accounts receivable was owed by three customers. The following table lists the percent of the receivables owed by those customers that accounted for 10% or more of the total accounts receivable at March 31, 2007 and June 30, 2006 respectively:

                                      March 31, 2007      June 30, 2006
                                      --------------      -------------
              Customer A                   18%                  14%
              Customer B                   14%                    *
              Customer C                     *                  14%
              Customer D                     *                  10%

                    * Customer did not account for 10% or more of total accounts receivable

     REVENUES - During the three month period ended March 2007 and 2006 respectively, the Company had a significant customer which accounted for 30% and 18% of the Company's total sales. The loss of this significant customer could adversely affect the Company's business and financial condition.

     During the nine months ended March 2007 and 2006, respectively, the Company had a significant customer which accounted for 17% and 44% of the Company's total sales. The loss of this significant customer could adversely affect the Company's business and financial condition.

     Our revenue increased in the three and nine month periods ended March 2007 due to the addition of sales from Texas Landscape Center in Midland and one month's worth of sales from the Texas Landscape Center in Odessa.

     Cost of goods sold increased during the three month period ended March 31, 2007 due to higher sales and decreased in the nine month period ended March 31, 2006 due to the cessation of the low margin sales at S&S Plant Farm. Cost of goods sold as a percentage of sales remained relatively unchanged at 46% for the three month period ended March 31, 2007 and decreased from 70% to 50% respectively during the nine month period ended March 2007 and 2006. Cost of Goods Sold as a percentage of sales has decreased as a result of eliminating low margin sales at S&S Plant Farm and having higher margins sales at the Texas Landscape Centers.

                          PENGE CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17  COMMITMENTS AND CONTINGENCIES

     DERIVATIVE LIABILITY FOR THE REDEMPTION OF COMMON STOCK - The Company has a convertible note payable which is convertible into common stock at $.30 per share. At the time of conversion, the creditor can require the Company to redeem any amount of the shares issued in the conversion at $.345 per share. At March 31, 2007, the Company owed $411,215 in principal and $15,808 in accrued interest on the note. If the note had been converted into stock on March 31, 2007, then the Company would have issued 1,423,408 shares of common stock which would have been redeemable at the creditor's option for $491,076. The Company has recorded a remaining contingent derivative liability of $1,807 associated with the option.

NOTE 18  SUBSEQUENT EVENTS

     On May 2, 2007, Penge Corp (the "Company"), disposed of the approximately 7-acre commercial property in San Angelo, Texas by returning the parcel to the note holder, the San Angelo Banking Center, the First National Bank of Sonora, Texas. The note had a principal balance of $1,166,319 and an interest balance of $55,149 for a total of $1,221,468 as of May 2, 2007. The book value of the asset was $1,394,675 as of May 2, 2007 which amounts to an approximately $173,207 loss on disposal.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-QSB (this "Report") contains various forward-looking statements. Such statements can be identified by the use of the forward-looking words "anticipate," "estimate," "project," "likely," "believe," "intend," "expect" or similar words. These statements discuss future expectations, contain projections regarding future developments, operations, or financial conditions, or state other forward-looking information. When considering such forward-looking statements, you should keep in mind the risk factors noted in the subsection titled "Risk Factors" below and other cautionary statements throughout this Report and our other filings with the SEC. You should also keep in mind that all forward-looking statements are based on management's existing beliefs about present and future events outside of management's control and on assumptions that may prove to be incorrect. If one or more risks identified in this Report or any other applicable filings materializes, or any other underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected, or intended.


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

         In October 2005, we purchased a vacant 13,000 square foot building on
3.8 acres in Midland, Texas for the site of our first retail nursery. We completed a $951,000 dollar conversion of the property including a complete remodel of the building and the addition of 32,000 square feet of greenhouse and 40,000 feet of tree display area. Going forward, both our wholesale and retail business will be done at this retail center and any future retail centers.

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

         In the last 5 years, a new model has emerged in the nursery industry that we believe is able to compete effectively with the big box stores. This model requires a retail nursery to grow a substantial percentage its own plant material (trees, shrubs, and flowers) instead of buying them from a wholesale grower. It is capital intensive for a retail nursery to grow its own products and it takes from 3-5 years to grow its initial inventory. But, once the model is in place, it can allow the retail nursery to offer products at prices that are comparable to those of the big box stores, while continuing to offer a level of selection and service that the big box stores can not offer.

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

Our Retail Business
-------------------

         Our current retail operations consist of an approximately 4-acre retail nursery in Midland, Texas and an approximately 4-acre retail nursery in Odessa, Texas. Midland is a town of just over 100,000 people in western Texas and Odessa is a town of approximately 120,000 people in western Texas which is located approximately 20 miles from Midland.

         In December 2006, we entered into a two-year lease agreement with a buy-out provision with Marrs & Smith, Ltd. for an approximately 4-acre retail site in Odessa, Texas. Our rent under the lease is $4,000 per month, and we have the option to purchase the property for $861,704.33 on or after December 1, 2007, but before December 1, 2008.

         In October 2005, we purchased a vacant 13,000 square foot building on
3.8 acres in Midland, Texas for the site of our first retail nursery. We completed a $951,000 dollar conversion of the property, including a complete remodel of the building and the addition of 32,000 square feet of greenhouse and 40,000 feet of tree display area. Going forward both our wholesale and retail business will be done this and other retail centers.

         As the availability of capital and other business factors permit, we plan to aggressively open retail centers and ramp up our wholesale operations in the coming years in Texas and surrounding areas. There are over 30 million people in this region, which we believe could allow us to build a large number of nurseries to compete in these markets.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Capital Commitments and Expenditures. The following table discloses aggregate information about our contractual obligations including long-term debt, operating and capital lease payments, office lease payments, contractual service agreements and the periods in which payments are due as of March 31, 2007.

                                                     LESS THAN                                              AFTER
                                                       1 YEAR           2-3 YEARS         4-5 YEARS        5 YEARS
                                                     (4/1/07 TO         (4/1/08 TO       (4/1/10 TO         (AFTER
     CONTRACTUAL OBLIGATIONS           TOTAL          3/31/08)           3/31/10)         3/31/12)          4/1/12)
----------------------------------  ------------   ----------------  ----------------  ---------------  --------------
Operating leases                              --                 --                --               --              --
Capital leases                           278,024             76,561           159,491           41,972              --
Retail office lease                       80,000             48,000            32,000               --              --
Contractual service agreements                --                 --                --               --              --
Notes payable                          6,647,069          4,294,288         1,194,637          692,853         465,291
                                    ------------   ----------------  ----------------  ---------------  --------------

Total contractual cash obligations     7,005,093          4,418,849         1,386,128          734,825         465,291
                                    ------------   ----------------  ----------------  ---------------  --------------

         During the nine months ended March 31, 2007, we entered into convertible and nonconvertible notes in an aggregate principal amount of $150,000 with interest rates ranging from 9% per annum to 24% per annum. As of March 31, 2007, the total amount owed under outstanding notes payable was $6,647,069 in the aggregate, $4,294,288 of which is due and payable within a period of one year. Of such notes, as of March 31, 2007, a note payable of $77,150 is in default.

         On May 2, 2007, we sold our approximately 7-acre commercial property in San Angelo, Texas by returning the parcel to the note holder, the San Angelo Banking Center, the First National Bank of Sonora, Texas. The note had a principal balance of $1,166,319 and an interest balance of $55,149 for a total of $1,221,468 as of May 2, 2007, resulting in a reduction in debt in such amount. The book value of the asset was $1,394,674.54 as of May 2, 2007, which amounts to an approximately $173,207 loss on disposal.

         As of March 31, 2007, we had $74,967 in cash and cash equivalents. This represents a decrease of $36,948 compared to June 30, 2006. Cash used during the nine months ended March 31, 2007 includes approximately $940,795 used in operations as well as approximately $80,423 provided by investing activities. Sources of cash during the nine months ended March 31, 2007 included a net amount of approximately $823,000 from financing activities. Of the approximately $823,000 of net cash provided by financing activities, approximately $752,000 was from net cash received less payments made on notes, and $89,000 represented the proceeds from issuance of common stock less offering costs. The difference between the approximately $823,000 of net cash provided by financing activities and the cash itemized above represented new notes payable, advances from related parties, payments on related party advances and loan costs and payments on capital lease obligations.

         There were no material capital expenditures for the quarter ended March 31, 2007.

         We anticipate making capital expenditures during the remainder of the fiscal year ending June 30, 2007 ("Fiscal 2007"). Specifically, resources permitting, we plan to spend approximately $500,000 for inventory sold during this past year, inventory and a new watering system, structural repairs, and other remodeling for the Odessa location, and $1,000,000 for a third retail nursery.

         LIQUIDITY. The following table reflects selected balance sheet data as of March 31, 2007:

                                                                  MARCH 31, 2007
                                                                  --------------
         BALANCE SHEET DATA:
         Cash and cash equivalents....................                  74,967
         Working capital (deficit)....................              (3,007,606)
         Total assets.................................               9,353,764
         Retained deficit.............................              (4,997,920)
         Stockholders' equity.........................                 533,938


         As of March 31, 2007, we had $74,967 in cash and cash equivalents, total current assets of $3,241,818 and current liabilities of $6,249,424, representing a current working capital deficit of ($3,007,606). Our current liabilities as of March 31, 2007 include a $2,415,149 balance on secured convertible notes due within one year, and a $1,879,139 principal balance on secured and unsecured non-convertible notes payable due within one year.

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

         Other than the informal and nonbinding commitments from management, we do not have any specific commitments from third parties to provide financing needed to cover any capital shortfalls with respect to our operations, planned capital expenditures or near-term debt obligations. We caution that, particularly in light of the early stage of our business, such financing may not be available on favorable terms, or at all. We may be compelled to divert substantial portions of our existing cash and future cash flow to the repayment of debt, which would limit our ability to replace or expand inventory and acquire additional farms. This would have an adverse affect on revenues in the coming years. Portions of this debt are secured by our real property, and holders of the unsecured debt have standard remedies available to creditor and secured creditors. If we were to default on such notes and the holders were to exercise their remedies, we would incur substantial legal expenses, penalties and related costs and could be forced to seek bankruptcy protection or to discontinue operations.

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


OFF-BALANCE SHEET ARRANGEMENTS
------------------------------

         There were no off-balance sheet arrangements at March 31, 2007.


SEASONALITY
-----------

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

         On our S&S Plant Farm and our Major Trees Houston Farm, we generally harvest trees, shrubs, bedding plants and flowers between March and June and between September and December of each year. We generate substantially all of our revenues from those farms directly or indirectly through our retail operations at the Texas Landscape Center, during the same period. We also incur increased transportation, sales and planting expenses during that period.

         The acquisition of the Texas-based farms and the commencement of our retail businesses have helped balance the seasonality of our business to some extent. Even so, we will continue to experience dramatic increases and decreases in revenue and expenses throughout the year and, as a result, our quarterly or multi-quarterly results will generally not be indicative of our annual results.


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

RESULTS OF OPERATIONS
---------------------

THREE AND NINE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE AND NINE MONTHS ENDED MARCH 31, 2006

The following table reflects selected operational results for the Three and the Nine Months Ended March 31, 2007 compared to the Three and the Nine Months Ended March 31, 2006:

                                       Three Months Ended                Nine Months Ended
                                            March 31                          March 31
                                  ----------------------------      ----------------------------
                                     2007             2006             2007             2006
                                  -----------      -----------      -----------      -----------

Statement of Operations Data:
Revenue                           $   531,539      $   274,815      $ 1,553,360      $ 1,707,552
Cost of goods sold                   (245,419)        (129,020)        (781,737)      (1,197,099)
                                  -----------      -----------      -----------      -----------
Gross profit                          286,120          145,795          771,623          510,453
Operating expenses                   (366,771)        (277,221)      (1,017,680)        (729,004)
                                  -----------      -----------      -----------      -----------
Loss from operations                  (80,651)        (131,426)        (246,057)        (218,551)
Interest and other expense           (745,085)        (299,905)      (1,353,029)        (638,968)
                                  -----------      -----------      -----------      -----------
Net loss                          $  (825,736)     $  (431,331)     $(1,599,086)     $  (857,519)
                                  -----------      -----------      -----------      -----------
Loss Per Common Share                   (0.03)           (0.02)           (0.06)           (0.04)
                                  -----------      -----------      -----------      -----------

Our results of operations for the nine months ended March 31, 2007 included the operations of our Major Trees Houston Farm, Major Trees Tucson Farm, S&S Plant Farm and the Texas Landscape Center in Midland and one month of the Texas Landscape Center in Odessa. Our results of operations for the nine months ended March 31, 2006 included our three farms but not either of the Texas Landscape Centers. We anticipate out future mix of sales to only include Texas Landscape Centers and Major Trees.

         REVENUE AND COSTS OF GOOD SOLD. Our revenues are derived primarily from the sale of plants, trees, shrubs and other retail nursery products. Revenues increased from $274,815 for the three months ended March 2006 to $531,539 for the three months ended March 2007. Costs of Good Sold increased from $129,020 for the three months ended March 2006 to $245,419 for the three months ended March 2007.

         Revenues increased due to the addition of sales through Texas Landscape Center in Midland as well as the addition of one month worth of sales through Texas Landscape Center in Odessa. Due to discontinued sales to the Texas region of Home Depot for the quarter ended December 2006, Major Trees had product available to sell to the wholesale landscape market. Sales at Major Trees individually increased from $66,181 for the three months ended March 2006 to $142,195 for the three months ended March 2007. We were also able to sell the additional trees through our Texas Landscape Centers at a higher margin.

         Cost of goods sold increased due to higher sales, and cost of goods sold as a percentage of sales remained relatively unchanged decreasing from 47% for the three months ended March 2006 to 46% for the three months ended March 2007. Overall, our cost of goods sold has improved for Fiscal 2007 as a result of eliminating low margin sales at S&S Plant Farm, having higher margins sales through the Texas Landscape Centers, and increasing sales through our Major Trees Arizona location.

         Revenues decreased from $1,707,552 for the nine months ended March 2006 to $1,553,360 for the nine months ended March 2007. Costs of good sold decreased from $1,197,099 for the nine months ended March 2006 to $781,737 for the nine months ended March 2007. Our revenue decreased due to cessation of unprofitable wholesale business through S&S Plant Farm and the cessation of approximately $350,000 in wholesale business with the Texas region of Home Depot due to a high probability of sales returns from the Home Depot new vendor consignment model in the Texas region.

         Cost of goods sold decreased due to cessation of lower margin sales at the S&S Plant Farm location and an increase in higher margin sales through the Texas Landscape Centers and Major Trees Arizona. Cost of goods sold as a percentage of sales decreased from 70% for the nine months ended March 2006 to 50% for the nine months ended March 2007.

         OPERATING EXPENSES. Operating expenses consist primarily of personnel expense associated with management, consulting fees, travel expenses, professional fees, general overhead and non-allocated depreciation. Operating expenses increased from $277,221 for the three months ended March 2006 to $366,771 for the three months ended March 2007. Operating expenses as a percentage of revenue decreased from 101% for the three months ended March 2006 to 69% for the three months ended March 2007. Operating expenses decreased substantially due to increased sales in the quarter. We expect our operating expenses as a percentage of revenue to decrease through the remainder of Fiscal 2007.

         Operating expenses increased from $729,004 for the nine months ended March 2006 to $1,017,680 for the nine months ended March 2007. Operating expenses as a percentage of revenue increased from 42.6% for the nine months ended March 2006 to 65.5% for the nine months ended March 2007. The increase in operating expense was due to increased wages and salaries, advertising, accounting/legal fees, and other general and administrative expenses associated with the addition of the two Texas Landscape Centers. We expect our operating expenses as a percentage of revenue to decrease through the remainder of Fiscal 2007.

         OTHER EXPENSE. Other expense consists of interest paid on outstanding notes payable, amortization of deferred loan costs, noncash notes payable costs, conversion of notes payable into stock and losses on the disposal of fixed assets. Other expense increased from $299,905 for the three months ended March 2006 to $745,085 for the three months ended March 2007. The increase in other expenses was due to the conversion of $1,234,299 in notes payable and interest expense during the current three months ended March 2007 over the prior year's three months ended March 2006. We expect our other expenses to increase as a percentage of revenue short-term and then to decrease as a percentage of revenue long-term as our short and long-term notes are paid off and converted to stock.

         Other expense increased from $638,968 for the nine months ended March 2006 to $1,353,029 for the nine months ended March 2007. An increase in other expenses was attributed to the conversion on notes payable and interest during the current nine months ended March 2007 over the prior year's nine months ended March 2006.

         NET LOSS. Our net loss increased from $431,331 for the three months ended March 2006 to $825,736 for the three months ended March 2007. The increase in net loss is due primarily to the conversion on notes payable and interest during the three months ended March 2007. We expect our net loss to increase as a result of conversion expenses related to our convertible debt for the remainder of Fiscal 2007 and to decrease in the fiscal year ending June 30, 2008 as a result of higher sales, increased gross margins, and lower operating expenses as a percentage of sales.

         Our net loss increased from $857,519 for the nine months ended March 2006 to $1,599,086 for the nine months ended March 2007. The increase in net loss is due primarily to the conversion on notes payable and interest during the three months ended March 2007. We expect our net loss to increase as a result of conversion expenses related to our convertible debt for the remainder of Fiscal 2007 and to decrease in the fiscal year ending June 30, 2008 as a result of higher sales, increased gross margins, and lower operating expenses as a percentage of sales.

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

The forward-looking statements contained in this report include plans and objectives of management for future operations, plans relating to the products and predictions regarding our economic performance. Assumptions applicable to the foregoing involve judgments with respect to, among other things, future economic, competitive, and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of those assumptions could prove inaccurate. Therefore, we cannot assure that the results contemplated in any of the forward-looking statements contained herein will be realized. The impact of actual experience and business developments may cause us to alter our marketing, capital expenditure plans, or other budgets, which may in turn affect our results of operations. In light of the inherent uncertainties in forward-looking statements, the inclusion of any such statement does not guarantee that our objectives or plans will be achieved. Among other risk factors to consider are the factors identified in the subsection entitled Risk Factors below.

RISK FACTORS
------------

An investment in our common stock involves a high degree of risk. You should consider the following discussion of risks in addition to the other information in this Report and our other Reports filed with the SEC before purchasing any shares of our common stock. In addition to historical information, the information in this Report contains forward-looking statements about our future business and performance. Our actual operating results and financial performance may be very different from what we expect as of the date of this Report. The risks described in this Report represent the risks that management has identified and determined to be material to our company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially and adversely affect our business operations. Any of these risks could materially and adversely affect our business, results of operations and financial condition.

                  Risks Regarding Our Company and Our Business
                  --------------------------------------------

OUR LIMITED OPERATING HISTORY AND EVOLVING BUSINESS PLAN MAKE IT DIFFICULT FOR YOU TO EVALUATE OUR PERFORMANCE AND FORECAST OUR FUTURE.

We were formed and began operations in 2002, have made several acquisitions of businesses and assets in the last four years and are in the process of expanding the focus of our business to include retail, as well as wholesale, nursery operations. None of our key management personnel have any experience in the retail nursery business. Our limited operating history, recent acquisitions, and expanding business focus make it difficult for you to evaluate our ability to generate revenues, manage costs, create profits and generate cash from operations. Before investing in our common stock, you should consider the risks and difficulties we may encounter as a relatively new business, including risks related to our ability to

         o        implement our business plan;

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

WE HAVE INCURRED SUBSTANTIAL LOSSES SINCE OUR INCEPTION AND MAY CONTINUE TO INCUR LOSSES IN THE FUTURE.

We have experienced net losses in each twelve-month period since inception, with a retained deficit of approximately $4,997,920 as of March 31, 2007. As we continue to invest in the purchase of new properties or businesses, and to expand our wholesale and retail operations, it is unlikely we will become profitable in the near future. Even if we do become profitable, we may not be able to maintain profitability or to increase profitability in the future.

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

IF WE CANNOT RAISE SUFFICIENT CAPITAL AT REASONABLE PRICES, OR AT ALL, WE MAY BE UNABLE TO MEET EXISTING OBLIGATIONS OR ADEQUATELY EXPLOIT EXISTING OR FUTURE OPPORTUNITIES.

         As of March 31, 2007, we had $74,967 in cash and cash equivalents and a working capital account deficit of $3,007,606. We need to obtain significant additional working capital to implement our business plan of expanding our retail nursery operations and to be able to meet our financial obligations as they become due. We may not be able to raise the additional capital needed, or we may be forced to pay an extremely high price for capital. Factors affecting the availability and price of capital may include the following:

         o        the availability and cost of capital generally;

         o        our financial results;

         o market interest, or lack of interest, in our industry and business plan;

         o        the success of our business;

         o        the amount of our capital needs; and

         o the amount of debt, options, warrants and convertible securities we have outstanding.

If we cannot raise sufficient capital or are forced to pay a high price for capital, we may be unable to meet current or future obligations or adequately exploit existing or future opportunities. For example, we recently sold, rather than developed, commercial property in San Angelos, Texas because of a shortage of working capital. If we are unable to obtain capital for an extended period of time, we may be forced to discontinue operations.

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

         OUR EXPANSION INTO THE RETAIL NURSERY BUSINESS CREATES NUMEROUS ADDITIONAL RISKS.

         We opened our first retail nursery in Midland, Texas in 2006 and our second retail nursery in Odessa, Texas in 2007. We plan to establish additional retail stores throughout Texas and the surrounding area over the next several years. Our business plans anticipate our becoming an integrated wholesale retail operation. Our foray into the retail nursery business may fail for various reasons, including the following:

         o We do not have experience in the retail nursery business and may have failed to properly anticipate marketing needs, operating costs, inventory costs, competition for retail employees, its effect on our wholesale business and other important aspects of the nursery retail business.

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

         We have invested significantly in, and borrowed extensively in order to fund, our new retail nursery businesses. The failure of our retail businesses to grow as expected or for individual stores to become profitable within a reasonable time after opening would likely create a significant liquidity problem and otherwise harm our business, our operations, and our financial condition.

WE ARE REQUIRED TO MAKE PAYMENTS UNDER OUTSTANDING NOTES IN AMOUNTS EXCEEDING OUR EXISTING CASH AND CASH EQUIVALENTS BEGINNING IN 2007.

         We have issued convertible and nonconvertible notes to fund operations having a principal amount of $6,647,069 as of March 31, 2007. Of these notes, $6,081,509 are secured by our farming and commercial properties, by inventory at our commercial locations and by trees contained in inventory. As of March 31, 2007, our monthly interest payment with respect to such notes was approximately $62,000 per month, and we are required to begin paying down principal on these notes at various times beginning in 2007.

         The amounts payable under our outstanding notes in the current fiscal year exceeds our current cash and cash equivalents. If we default on payments under these notes, the holders will have the right to accelerate principal and interest payments and pursue remedies available at law and under governing documents. The exercise of such remedies would likely result in our insolvency.

OUR WHOLESALE BUSINESS HAS HISTORICALLY BEEN DEPENDENT UPON A FEW CUSTOMERS, AND UNTIL OUR RETAIL OPERATIONS ARE DEVELOPED TO THE POINT WHERE WE CAN USE SUBSTANTIALLY ALL OF OUR WHOLESALE PRODUCTS, WE WILL CONTINUE TO BE VULNERABLE TO ACTIONS BY A FEW CUSTOMERS.

         In 2006, Home Depot stores located in the Texas region adopted a pay-by-scan consignment model, which shifted much of the risk of their sales to their suppliers. We terminated our relationship with Home Depot in such region, and this termination caused an approximately $350,000 reduction in revenue for the three months ended December 31, 2006, compared to the same period in 2005. Home Depots in the California region accounted for approximately $265,000 in revenue in the quarter ended December 31, 2006. If our relationship with Home Depot in the California region is terminated, or we lose another significant customer, our revenues will be harmed for the short term, and possibly for the long term.

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

OUR RETAIL CENTERS ARE OUR PRIMARY SOURCES OF REVENUE AND THE COMPETITIVENESS OF OUR PRICES IS DEPENDENT UPON OUR FARMS' ABILITIES TO PROVIDE A SUBSTANTIAL AMOUNT OF OUR INVENTORY.

         Our retail centers are our primary source of revenue and our ability to offer competitive prices will be dependent upon our ability to produce a substantial portion of our inventory on our farms. The various plant varieties that we grow on the farms are subject to risks associated with disease, insects, weather, drought, fire and other natural hazards. We cannot prevent or predict the impact of disease, insects, weather, drought, fire or other natural hazards on our trees, shrubs and plants. If our trees, shrubs and plants we grow are damaged or destroyed by any of those elements, we could suffer a significant loss of revenue and assets. The loss would be particularly significant if the affected plants were the Eldarica Pine, which accounted for approximately 46% of our revenue in Fiscal 2005 and 28% of our sales in Fiscal 2006.

TRADING IN OUR COMMON STOCK IS THIN, AND THERE IS A LIMIT TO THE LIQUIDITY OF OUR COMMON STOCK.

         Our common stock is quoted on the OTC Pink Sheets but experiences extremely low volume and is traded on a sporadic basis. Trading in our common stock is likely to be dominated by a few individuals. Because of the thinness of the market for our stock, the price of our common stock may be subject to manipulation by one or more stockholders and may increase or decrease significantly because of buying or selling by a single stockholder. In addition, the low volume of trading limits significantly the number of shares that one can purchase or sell in a short period of time. Consequently, an investor may find it difficult to dispose of large numbers of shares of our common stock or to obtain a fair price for our common stock in the market.

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

ITEM 3.       CONTROLS AND PROCEDURES

         (a) Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our chief executive officer and our chief financial officer have concluded that, as of March 31, 2007, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods required by governing rules and forms.

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Penge Corp is currently in default on a $300,000 note dated September 27, 2002, held by Steve Sutherland with a principal balance of $77,149 and interest balance of approximately $26,330.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None


ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS

     See the Exhibit Index attached hereto following the signature page.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    Penge Corp
                                     -------------------------------------------


            May 15, 2007                         By: /s/ Kirk Fischer
        ---------------------        -------------------------------------------
                Date                    Kirk Fischer, Chief Executive Officer


            May 15, 2007                          By: /s/ KC Holmes
        ---------------------        -------------------------------------------
                Date                      KC Holmes, Chief Financial Officer

                                           EXHIBIT INDEX

                                                                         INCORPORATED BY REFERENCE/
  EXHIBIT NO.                          EXHIBIT                                 FILED HEREWITH
----------------  ---------------------------------------------------    --------------------------
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


                                                48